Form 10-Q
period 1997-09-30
COMMUNITY SAVINGS BANKSHARES INC
filed 1997-11-04
CIK 1045934

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                   ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  SEPTEMBER 30, 1997
                                 ------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ______________________

                        Commission File Number 000-29460

                       COMMUNITY SAVINGS BANKSHARES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             UNITED STATES                                   65-0780334
----------------------------------------        --------------------------------
    (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          660 US Highway One
         North Palm Beach, FL                                  33408
----------------------------------------        --------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE                          (ZIP CODE)
               OFFICES)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 1997, there were 5,094,920 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                          PAGE
------------------------------                                                          ----

Item 1.       Financial Statements

              Unaudited Consolidated Statements of Financial Condition as of
              September 30, 1997  and December 31, 1996 (Unaudited)                      2

              Consolidated  Statements of Operations  for the three and the nine
              months ended September 30, 1997 and 1996 (Unaudited)                       3

              Consolidated Statements of Changes in Shareholders' Equity for the
              year ended December 31, 1996 and for the nine months ended
              September 30, 1997 (Unaudited)                                             4

              Consolidated Statements of Cash Flows for the nine  months
              ended September 30, 1997 and 1996 (Unaudited)                              5

              Notes to Consolidated Financial Statements (Unaudited)                     6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 11

PART II. OTHER INFORMATION
--------------------------

Item 1        Legal Proceedings                                                         19

Item 2        Changes in Securities                                                     19

Item 3        Default Upon Senior Securities                                            19

Item 4        Submission of Matters to a Vote of Security Holders                       19

Item 5        Other Information                                                         20

Item 6        Exhibits and Reports on Form 8-K                                          20

              Signature Page                                                            21


ITEM 1.  FINANCIAL STATEMENTS.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                                                                 September 30,    December 31,
                                                                                      1997            1996
                                                                                   ---------       ---------
                                                                                          (Unaudited)
                                                                                         (In Thousands)
ASSETS
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                             $  14,193       $  13,547
     Interest-bearing deposits                                                        36,104          28,895
                                                                                   ---------       ---------
        Total cash and cash equivalents                                               50,297          42,442

  Securities available for sale                                                      139,379         123,152
  Investments - held to maturity                                                      21.409          22,139
  Mortgage-backed and related securities - held to maturity                           48,326          53,405
  Loans receivable, net of allowance for loan losses                                 418,760         389,040
  Accrued interest receivable                                                          2,824           2,354
  Office properties and equipment, net                                                20,259          16,368
  Real estate owned, net                                                                 593           1,455
  Federal Home Loan Bank stock - at cost                                               3,263           2,864
  Other assets                                                                         4,110           1,990
                                                                                   ---------       ---------
        Total assets                                                               $ 709,220       $ 655,209
                                                                                   =========       =========

LIABILITIES
  Deposits                                                                         $ 544,295       $ 513,709
  Mortgage-backed bond - net                                                          16,558          17,230
  Advances from Federal Home Loan Bank                                                48,926          34,763
  ESOP borrowings                                                                      1,621           1,915
  Advances by borrowers for taxes and insurance                                        6,968           1,059
  Other liabilities                                                                    7,969           8,378
  Deferred income taxes                                                                2,441           2,036
                                                                                   ---------       ---------
        Total liabilities                                                            628,778         579,090
                                                                                   ---------       ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued          --              --
  Common stock ($1 par value): 20,000,000 authorized shares, 5,094,920 and
    5,090,120 shares outstanding at September 30, 1997 and
    December 31, 1996, respectively                                                    5,095           5,090
  Additional paid in capital                                                          30,136          29,950
  Retained income - substantially restricted                                          47,341          44,603
  Common stock purchased by Employee Stock Ownership Plan                             (1,522)         (1,848)
  Common stock issued to Recognition and Retention Plan                                 (468)           (608)
  Unrealized decrease in market value of assets available
    for sale, net of income taxes                                                       (140)         (1,068)
                                                                                   ---------       ---------
        Total shareholders' equity                                                    80,442          76,119
                                                                                   ---------       ---------
        Total liabilities and shareholders' equity                                 $ 709,220       $ 655,209
                                                                                   =========       =========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                                 For the three months     For the nine months
                                                                  ended September 30,     ended September 30,
                                                                   1997        1996        1997         1996
                                                                 --------    --------    --------    --------
                                                                              (Unaudited)
                                                                            (In Thousands)
Interest income:
  Real estate loans                                              $  8,065    $  7,297    $ 23,544    $ 20,487
  Consumer and commercial business loans                              405         457       1,222       1,164
  Investment securities and securities available for sale           3,135       2,623       8,414       7,359
  Mortgage-backed and related securities                              816       1,069       2,827       2,838
  Interest-earning deposits                                           473         399       1,464       1,836
                                                                 --------    --------    --------    --------
     Total interest income                                         12,894      11,845      37,471      33,684
                                                                 --------    --------    --------    --------

Interest expense:
  Deposits                                                          5,800       4,985      16,832      14,749
  Advances from Federal Home Loan Bank
    and other borrowings                                            1,236         967       3,464       2,761
                                                                 --------    --------    --------    --------
     Total interest expense                                         7,036       5,952      20,296      17,510
                                                                 --------    --------    --------    --------

Net interest income                                                 5,858       5,893      17,175      16,174

Provision for loan losses                                             138          28         221          68
                                                                 --------    --------    --------    --------

Net interest income after provision for loan losses                 5,720       5,865      16,954      16,106
                                                                 --------    --------    --------    --------

Other income:
 Servicing income and other fees                                       46          50         204         113
 NOW account and other customer fees                                  876         817       2,483       2,360
 Net gain (loss) on sale and early maturities
   of securities available for sale                                    (8)          6          (8)        144
 Gain on sale of other assets                                         617          --         617          --
 Net loss on amounts due from depository institutions                  --          --          --        (200)
 Net gain (loss) on sale of loans receivable                            3          (7)          3        (225)
 Loss incurred in real estate venture                                 (75)         (1)        (75)        (59)
 Miscellaneous                                                         63          62         160         131
                                                                 --------    --------    --------    --------
     Total other income                                             1,522         927       3,384       2,264
                                                                 --------    --------    --------    --------

Operating expense:
 Employee compensation and benefits                                 2,332       1,988       6,585       5,782
 Occupancy and equipment                                            1,257       1,180       3,677       3,437
 Net gain on real estate owned                                        (26)       (243)        (29)       (325)
 Advertising and promotion                                            115         149         547         511
 Federal deposit insurance premium                                     86       3,110         185       3,628
 Miscellaneous                                                      1,209         958       2,813       2,379
                                                                 --------    --------    --------    --------
     Total operating expense                                        4,973       7,142      13,778      15,412
                                                                 --------    --------    --------    --------

Income (loss) before provision for (benefit from) income taxes      2,269        (350)      6,560       2,958

Provision for (benefit from) income taxes                             720        (164)      2,276          94
                                                                 --------    --------    --------    --------
Net income (loss)                                                $  1,549    $   (186)   $  4,284    $  2,864
                                                                 ========    ========    ========    ========
Primary earnings (loss) per share                                $   0.31    $  (0.04)   $   0.85    $   0.58
                                                                 ========    ========    ========    ========
Fully diluted earnings (loss) per share                          $   0.30    $  (0.04)   $   0.84    $   0.58
                                                                 ========    ========    ========    ========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997  (UNAUDITED)

                                                                                                Unrealized
                                                                                                 Increase
                                                                                               (Decrease) in
                                                            Retained    Employee   Recognition   Market Value
                                               Additional   Income-       Stock       and        of Assets
                                     Common     Paid In   Substantially Ownership  Retention   Available for
                                      Stock     Capital     Restricted    Plan        Plan          Sale     Total
                                  ================================================================================
                                                                        (In Thousands)

Balance - September 30, 1996        $  5,090   $ 29,881   $ 43,902    $ (1,965)   $   (654)   $ (1,198)   $ 75,056
Net income for three months ended
   December 31, 1996                      --         --      1,160          --          --          --       1,160
Stock options exercised                   --          4         --          --          --          --           4
Unrealized increase in market
   value of assets available for
   sale (net of income taxes)             --         --         --          --          --         130         130
Amortization of deferred
   compensation - Employee Stock
   Ownership Plan and Recognition
   and Retention Plan                     --         65         --         117          46          --         228
Dividends declared                        --         --       (459)         --          --          --        (459)
                                  --------------------------------------------------------------------------------

Balance - December 31, 1996
   (unaudited)                         5,090     29,950     44,603      (1,848)       (608)     (1,068)     76,119
Net income for nine  months ended
   September  30, 1997                    --         --      4,284          --          --          --       4,284
Stock options exercised                    5         49         --          --          --          --          54
Unrealized increase in market
   value of assets available for
   sale (net of income taxes)             --         --         --          --          --         928         928
Amortization of deferred
   compensation - Employee Stock
   Ownership Plan and Recognition
   and Retention Plan                     --        137         --         326         140          --         603
Dividends declared                        --         --     (1,546)         --          --          --      (1,546)
                                  --------------------------------------------------------------------------------
Balance-September 30, 1997
   (unaudited)                      $  5,095   $ 30,136   $ 47,341    $ (1,522)   $   (468)   $   (140)   $ 80,442
                                  ================================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                        For the nine months ended
                                                                              September 30,
                                                                            1997        1996
                                                                          --------    --------
                                                                               (Unaudited)
                                                                              (In Thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
 Net income                                                               $  4,284    $  2,864
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation                                                              1,049         940
   ESOP and Recognition and Retention Plan compensation expense                603         430
   Accretion of discounts, amortization of premiums, and other deferred
    yield items                                                             (1,149)     (1,123)
   Provision for losses on other assets                                         --         200
   Provision for loan losses                                                   221          68
   Provision for gains and net gains on sales of real estate owned            (123)        (96)
   Amortization of discount on mortgage-backed bond                            369         372
   Net (gain) loss on sale and early maturities of
    securities available for sale                                                8        (254)
   Net (gain)loss on sale of loans and other assets                           (630)        208
 Increase in accrued interest receivable                                      (470)       (236)
 Increase in other assets                                                   (2,120)       (491)
 (Increase) decrease  in loans available for sale                               70         319
 Increase (decrease) in other liabilities                                     (409)      2,576
                                                                          --------    --------

      Net cash provided by operating activities                              1,703       5,777
                                                                          --------    --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
 Loan originations and principal payments on loans                         (25,750)    (29,017)
 Principal payments received on mortgage-backed and related securities      10,194       8,965
 Principal payments on investments                                           1,438       2,075
 Purchases of
   Loans                                                                    (4,463)    (16,671)
   Securities available for sale                                           (41,309)    (63,332)
   Federal Home Loan Bank stock                                               (399)         --
   Office property and equipment                                            (4,933)     (1,366)
 Proceeds from sales of:
   Federal Home Loan Bank stock                                                 --       2,000
   Office properties and equipment                                             129         425
   Participation loan purchased                                                 --       3,452
   Real estate acquired in settlement of loans                               1,263         728
 Proceeds from calls or maturities of investments                           21,734      13,213
 Other investing                                                               331        (394)
                                                                          --------    --------

      Net cash used for investing activities                               (41,765)    (79,922)
                                                                          --------    --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 Net increase (decrease) in:
   NOW accounts, demand deposits, and savings accounts                       2,494      (8,741)
   Certificates of deposit                                                  28,092      45,985
 Advances from Federal Home Loan Bank                                       20,000      22,500
 Repayment of advances from Federal Home Loan Bank                          (5,837)     (3,263)
 Advances by borrowers for taxes and insurance                               5,909       5,401
 ESOP loan                                                                    (294)       (345)
 Proceeds from exercise of stock options                                        54          13
 Payments made on mortgage-backed bond                                      (1,041)     (1,040)
 Dividends paid                                                             (1,460)     (1,227)
                                                                          --------    --------

      Net cash provided by financing activities                             47,917      59,283
                                                                          --------    --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         7,855     (14,862)
CASH AND CASH EQUIVALENTS, beginning of period                              42,442      59,642
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, end of period                                  $ 50,297    $ 44,780
                                                                          ========    ========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its subsidiary Community Savings, F. A. (the "Association"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Association's Annual Report to Shareholders for the year ended September 30, 1996. As the Association represents Bankshares' sole investment, the interim periods presented herein are comparable to prior year financial data.

2. REORGANIZATION TO A MUTUAL HOLDING COMPANY AND CONVERSION TO STOCK FORM OF OWNERSHIP

      On September 30, 1997, the Association completed its reorganization into the two-tier form of mutual holding company ownership. Pursuant to the reorganization, the Association is now the wholly owned subsidiary of the newly-formed, federally chartered mid-tier stock holding company, Bankshares. Bankshares is the majority owned subsidiary of ComFed, M.H.C. ("ComFed"), a federally chartered mutual holding company regulated by the Office of Thrift Supervision ("OTS").

      Under the reorganization, each share of the Association's common stock held by the existing shareholders was converted into one share of common stock of Bankshares. ComFed, which was the majority holder of shares of the Association, now holds 2,620,144 shares of Bankshares, or 51.4% of the 5,094,920 shares of common stock issued and outstanding. The minority shares are owned by members of the public including officers and directors of Bankshares.

      The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. Bankshares conducts no business other than holding the common stock of the Association. Consequently, its net income is derived from the Association.

 3.   CHANGE IN FISCAL YEAR END

      During  January  1997,  the  Board  of  Directors   voted  to  change  the
      Association's fiscal year end from September 30th to December 31st, effective December 31, 1996. Bankshares' fiscal year end is December 31st as well.


4.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact Bankshares' consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

5.    LOANS RECEIVABLE


      Loans receivable consist of the following:

                                                                         September 30,  December 31,
                                                                             1997          1996
                                                                           --------      --------
                                                                                (In Thousands)
Real estate loans:
   Residential 1-4 family                                                  $314,952      $293,296
   Residential 1-4 family held for sale (at lower of cost or fair value)         --            70
   Residential construction loans                                            44,093        33,158
   Non-residential construction loans                                            --         2,200
   Land loans                                                                18,854        19,426
   Multi-family loans                                                         8,881         8,096
   Commercial                                                                44,827        37,815
                                                                           --------      --------
      Total real estate loans                                               431,607       394,061
                                                                           --------      --------

Non-real estate loans:
   Consumer loans                                                            15,415        16,028
   Commercial business                                                        2,354         2,458
                                                                           --------      --------
      Total non-real estate loans                                            17,769        18,486
                                                                           --------      --------
      Total loans receivable                                                449,376       412,547

Less:
   Undisbursed loan proceeds                                                 27,933        20,765
   Unearned discount and net deferred loan fees                                  51           200
   Allowance for loan losses                                                  2,632         2,542
                                                                           --------      --------
Total loans receivable,  net                                               $418,760      $389,040
                                                                           ========      ========

      The amount of loans on which Bankshares has ceased accruing interest aggregated approximately $1,263,000 and $1,631,000 at September 30, 1997 and December 31, 1996, respectively. The amount of interest not accrued related to these loans was approximately $93,000 and $65,000 at September 30, 1997 and December 31, 1996, respectively.

      An analysis of the changes in the allowance for loan losses is as follows:

                                                          For the nine months
                                                          ended September 30,
                                                         1997             1996
                                                       -------          -------
                                                             (In Thousands)

Balance, beginning of period                           $ 2,542          $ 3,492
Provision charged to income                                221               68
Losses charged to allowance                               (131)          (1,248)
Recoveries                                                  --               --
                                                       -------          -------
Balance, end of period                                 $ 2,632          $ 2,312
                                                       =======          =======

      Bankshares accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118.

      An analysis of the recorded investment in impaired loans owned by Bankshares at June 30, 1997 and the related allowance for those loans is as follows:
                                                            September 30, 1997
                                                        ------------------------
                                                          Loan          Related
                                                        Balances      Allowances
                                                        --------      ----------
                                                              (In Thousands)
Impaired loan balances and related
   allowances for loan losses                              $1,050         $  252
                                                           ======         ======

6.    REAL ESTATE OWNED

      Real estate owned consists of the following:

                                                      September 30,    December 31,
                                                          1997             1996
                                                          -----           -----
                                                             (In Thousands)

Real estate owned                                        $  642           $1,547
Less allowance for loss                                      49               92
                                                         ------           ------
Total                                                    $  593           $1,455
                                                         ======           ======

      Changes in allowance for loss on real estate owned are as follows:

                                                           For the nine months
                                                           ended September 30,
                                                          ---------------------
                                                          1997            1996
                                                          -----           -----
                                                              (In Thousands)

Balance, beginning of period                              $  92           $ 149
Provision charged to income                                  --             (32)
Losses charged to allowance                                 (43)            (25)
                                                          -----           -----
Balance, end of period                                    $  49           $  92
                                                          =====           =====

 7.   DEPOSITS

      The weighted-average interest rates on deposits at September 30, 1997 and December 31, 1996 were 4.29% and 4.15%, respectively. Deposit accounts, by type and range of rates at September 30, 1997 and December 31, 1996, consist of the following:

                                                        September 30,   December 31,
                                                        -------------   ------------
                                                            1997          1996
                                                          --------      --------
                                                               (In Thousands)
ACCOUNT TYPE AND RATE
Non-interest-bearing NOW accounts                         $ 19,810      $ 18,627
NOW, Super NOW and funds transfer accounts                  65,944        67,076
Passbook and statement accounts                             29,669        30,821
Money market accounts                                       73,109        69,514
                                                          --------      --------

Total non-certificate accounts                             188,532       186,038
                                                          --------      --------

Certificates:
 3.00% or less                                               1,339         1,035
 3.01% - 3.99%                                                  11           598
 4.00% - 4.99%                                              27,959        51,484
 5.00% - 5.99%                                             284,013       232,313
 6.00% - 6.99%                                              33,734        33,568
 7.00% - 7.99%                                               8,707         8,673
                                                          --------      --------
Total certificates of deposit                              355,763       327,671
                                                          --------      --------

Total                                                     $544,295      $513,709
                                                          ========      ========

      Individual deposits greater than $100,000 at September 30, 1997 and December 31, 1996 aggregated approximately $83,499,000 and $72,504,000, respectively. Deposits in excess of $100,000 are not insured.

8.    CONTINGENCIES

      Bankshares is continuing to investigate a previously reported possible employee defalcation which may have been occurring for several years. Bankshares maintains insurance to cover possible defalcation losses with a claim deductible of $200,000. Bankshares established a liability for the amount of the deductible during fiscal year 1996. Bankshares has notified its insurance company of the potential claim and the insurance company has acknowledged coverage. The insurance company is in the process of completing its due diligence related to the claim. Management does not believe that the claim will have any material adverse effect on its financial position or results of its operations.

9.    EARNINGS PER SHARE

      The primary and fully diluted weighted-average number of shares includes adjustments for the Association's ESOP, Recognition and Retention Plan ("RRP"), and stock options. For the quarter ended September 30, 1997, the primary and fully diluted weighted-average number of shares was 5,066,404 and 5,088,291, respectively. For the quarter ended September 30, 1996, the primary and fully diluted weighted-average number of shares was 5,036,778 and 5,076,896, respectively.

      During March 1997, FASB issued SFAS No. 128, "Earnings per Share". The statement, which is intended to simplify the current standard for computing earnings per share and to make it compatible with international standards, is effective for financial statements issued for periods ending after December 15, 1997. At that time, Bankshares will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new method for computing basic earnings per share, the dilutive effect of stock options will be excluded. For the quarter ended September 30, 1997, basic and diluted earnings per share as computed under the provisions of SFAS No. 128, would be $0.31 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its subsidiary, Community Savings, F. A.

                       COMMUNITY SAVINGS BANKSHARES, INC.

Bankshares is a federally chartered mid-tier stock holding company organized in August 1997. The only significant asset of Bankshares is its investment in its wholly-owned subsidiary, the Association. Bankshares is majority owned by ComFed, M.H.C., a federally chartered mutual holding company. After the close of business on September 30, 1997, Bankshares acquired all of the issued and outstanding common stock of the Association in connection with the Association's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of the Association's common stock was converted into one share of Bankshares' common stock. ComFed owns 2,620,144 shares of Bankshares common stock with the remaining 2,474,776 shares being owned by public shareholders.

                            COMMUNITY SAVINGS, F. A.

The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. On October 24, 1994, the Association completed a reorganization into a federally chartered mutual holding company, ComFed. As part of the reorganization, the Association organized a new federally chartered stock savings association and transferred substantially all of its assets and liabilities to the stock savings association in exchange for a majority of the common stock of the stock savings association.

The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer based real estate loans and mortgage-backed securities ("MBS"). The Association's plan is to operate as a well-capitalized, profitable and independent institution. The Association currently exceeds all regulatory capital requirements. The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the rates earned or paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

                         LIQUIDITY AND CAPITAL RESOURCES

Bankshares adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings, and loan commitments. Bankshares also adjusts liquidity as appropriate to meet its asset and liability management objectives. A major portion of Bankshares' liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities.

Bankshares is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. Bankshares' liquidity ratio averaged 13.9% during the nine months ended September 30, 1997 while liquidity ratios averaged 14.1% for the year ended December 31, 1996.

Bankshares' primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and MBS are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Bankshares manages the pricing of its deposits to maintain a desired deposit balance. In addition, Bankshares invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $36.1 million at September 30, 1997. Other assets qualifying for liquidity outstanding at September 30, 1997 amounted to $52.0 million. For additional information about cash flows from Bankshares' operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the financial statements.

Liquidity management is both a daily and long-term function of business management. If Bankshares requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. At September 30, 1997, Bankshares' advances from the FHLB totaled $48.9 million. Bankshares has in the past utilized borrowings from the FHLB principally to reduce interest rate risk, rather than for liquidity purposes.

At September 30, 1997, Bankshares had outstanding loan commitments totalling $4.7 million, which amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year totaled $278.4 million at September 30, 1997. Based on prior experience, management believes that a significant portion of such deposits will remain with Bankshares.

                               FINANCIAL CONDITION

                SEPTEMBER 30, 1997 COMPARED TO DECEMBER 31, 1996

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                  September 30, December 31, Increase
                                                      1997         1996     (Decrease)
                                                    --------     --------    --------
                                                                (Unaudited)
                                                              (In Thousands)
Assets:
   Total assets                                     $709,220     $655,209    $ 54,011
   Cash and cash equivalents                          50,297       42,442       7,855

   Securities portfolio:
      Investment securities                           21,409       22,139        (730)
      Securities available for sale                  139,379      123,152      16,227
      Mortgage-backed and related securities          48,326       53,405      (5,079)
                                                    --------     --------    --------
   Total securities portfolio                        209,114      198,696      10,418

    Loans receivable, net                            418,760      389,040      29,720
    Real estate owned, net                               593        1,455        (862)

Liabilities and Shareholders' Equity:

  Total liabilities                                  628,778      579,090      49,688
  Deposits                                           544,295      513,709      30,586
  Federal Home Loan Bank advances                     48,926       34,763      14,163
  Advances by borrowers for taxes and insurance        6,968        1,059       5,909
  Shareholders' equity                                80,442       76,119       4,323

Total assets increased $54.0 million to $709.2 million at September 30, 1997, as compared to $655.2 million at December 31, 1996 primarily due to a $29.7 million net increase in Bankshares' loan portfolio to $418.7 million at September 30, 1997 from $389.0 million at December 31, 1996, and a $10.4 million net increase in the securities portfolio (which includes securities available for sale, investment securities, and MBS) to $209.1 million at September 30, 1997 from $198.7 million at December 31, 1996. In addition, cash and cash equivalents increased $7.9 million to $50.3 million at September 30, 1997 from $42.4 million at December 31, 1996. The increase in total assets was funded primarily by a $30.6 million net increase in deposits to $544.3 million at September 30, 1997 from $513.7 million at December 31, 1996. In addition, purchases of securities available for sale were funded in part by a $14.1 million net increase in FHLB advances which totaled $48.9 million and $34.8 million at September 30, 1997 and December 31, 1996, respectively.

The securities portfolio net increase of $10.4 million reflects purchases of $41.3 million of new securities available for sale as Bankshares utilized funds raised in odd-term certificates of deposit promotions and FHLB advances, offset in part by scheduled principal reductions, calls, sales, and amortization of premiums and discounts amounting to $30.9 million.

Loans receivable increased $29.7 million as a result of Bankshares' continued emphasis on its lending activities. Loan originations of $89.3 million and purchases of $4.5 million (primarily consisting of one- to four-family residential properties) were offset by repayments and other adjustments of $64.1 million. Real estate owned decreased $862,000 to $593,000 at September 30, 1997, from $1.5 million at December 31, 1996, primarily due to the sale of foreclosed real estate.

Total liabilities increased $49.7 million to $628.8 million at September 30, 1997, from $579.1 million at December 31, 1996. Total deposits increased by $30.6 million to $544.3 million at September 30, 1997 from $513.7 million at December 31, 1996 due primarily to increased retail deposits resulting from special promotions of odd-term certificates as well as competitive pricing intended to protect and enhance the Association's market share during the period.

Total equity increased to $80.4 million at September 30, 1997, from $76.1 million at December 31, 1996, reflecting net income for the nine months of $4.3 million, a net increase in the market value of assets available for sale of $928,000, proceeds totaling $54,000 from the exercise of stock options, and the stock benefit plans accrual of $603,000, offset in part by the declaration of dividends totalling $1.5 million. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

At  September  30,  1997,  the  Association   exceeded  all  regulatory  capital
requirements as follows:

                                                                                                To be Considered
                                                                        Minimum for             Well Capitalized
                                                                      Capital Adequacy       for Prompt Corrective
                                                 Actual                   Purposes              Action Provision
                                        ------------------------- ------------------------- -------------------------
                                           Ratio       Amount         Ratio       Amount        Ratio       Amount
                                        ------------ ------------ ----------- ------------- ------------ ------------
As of September  30, 1997:
Shareholders' equity and ratio
   to total assets                            11.3%      $80,442
                                              =====
Unrealized decrease in market value
   of securities available for sale                          140
Tangible capital, and ratio to                           -------
   adjusted total assets                      11.4%      $80,582        1.5%       $10,640
                                              =====      =======        ====       =======
Tier 1 (core) capital and ratio
   to adjusted total assets                   11.4%      $80,582        3.0%       $21,281         5.0%      $35,468
                                              =====      =======        ====       =======         ====      =======
Tier 1 (core) capital and ratio to
   risk-weighted total assets                 22.8%      $80,582                                   6.0%      $21,162
                                              =====      -------                                   ====      =======

Allowance for loan and lease losses                        2,380
Equity investments                                        (1,506)
                                                         -------
Tier 2 capital                                               874
                                                         -------
Total risk-based capital and ratio to
   risk-weighted total assets                 23.1%      $81,456        8.0%       $28,216        10.0%      $35,270
                                              =====      =======        ====       =======        =====      =======

Total assets                                            $709,220
                                                        ========
Adjusted total assets                                   $709,360
                                                        ========
Risk-weighted assets                                    $352,700
                                                        ========

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. The Association carries real estate owned at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. The Association did not have any restructured loans within the meaning of SFAS No. 15 at September 30, 1997 or December 31, 1996.

The  following  table  sets  forth   information   regarding  the  Association's
delinquent loans and foreclosed real estate at the dates indicated:


                                                          September 30,    December 31,
                                                              1997            1996
                                                             ------          ------
                                                                    (unaudited)
                                                                  (In Thousands)
Non-performing loans:
Residential real estate loans:
  Loans 60 to 89 days delinquent                             $  879          $  446
  Loans more than 90 days delinquent                          1,248           1,524
                                                             ------          ------
    Total                                                     2,127           1,970
                                                             ------          ------

Commercial and multi-family real estate loans:
  Loans 60 to 89 days delinquent                                 --              --
  Loans more than 90 days delinquent                             --              --
                                                             ------          ------
    Total                                                        --              --
                                                             ------          ------

Consumer and commercial business loans:
  Loans 60 to 89 days delinquent                                 54              72
  Loans more than 90 days delinquent                             15             107
                                                             ------          ------
    Total                                                        69             179
                                                             ------          ------

Land
  Loans 60 to 89 days delinquent                                 --              --
  Loans more than 90 days delinquent                             --              --
                                                             ------          ------
    Total                                                        --              --
                                                             ------          ------
Total non-performing loans                                    2,196           2,149

Real estate owned net of related allowance                      593           1,455
Loans to facilitate sale of real estate owned                   219             224
                                                             ------          ------
Total non-performing assets and loans to facilitate
 sale of real estate owned                                   $3,008          $3,828
                                                             ======          ======

                              RESULTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                     GENERAL

Net income for the quarter ended September 30, 1997 increased $1.7 million to $1.5 million, or $0.31 per share, compared to a loss of $186,000, or $0.04 per share, for the quarter ended September 30, 1996. The increase in net income was primarily due to the one time SAIF special assessment recognized during the quarter ended September 30, 1996 which did not reoccur during the quarter ended September 30, 1997.

                               NET INTEREST INCOME

Net interest income was unchanged at $5.9 million for the quarters ended September 30, 1997 and 1996. The average balance of interest-earning assets increased $62.7 million to $663.3 million for the three months ended September 30, 1997 from $600.6 million for the same period in the prior year, reflecting the increases in the loan and securities portfolios. Such increase was offset by a $63.3 million increase in average interest-bearing liabilities to $607.5 million for the three months ended September 30, 1997 from $544.2 million for the same period in 1996, reflecting the growth of Bankshares' deposit portfolio, primarily certificates of deposit, and the use in part of FHLB advances to fund securities purchases. At the same time, the net interest rate spread narrowed to 3.15% for the quarter ended September 30, 1997 from 3.52% for the same quarter in 1996, primarily as a result of the increased weighted average cost of deposits to 4.27 % for the quarter ended September 30, 1997 from 4.02% for the same period in 1996. The increased cost of deposits reflects the 8.6% increase in total certificates of deposit which have a higher cost to Bankshares as compared to a 1.3% growth in lower costing core deposits.

                            PROVISION FOR LOAN LOSSES

Bankshares maintains an allowance for loan losses based upon a periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and Bankshares' actual loss experience, as well as guidelines applied by the OTS and the FDIC. Bankshares' provision for loan losses was $138,000 for the quarter ended September 30, 1997, as compared to $28,000 for the quarter ended September 30, 1996 primarily due to additional specific reserves recognized during the period. Bankshares' allowance for loan losses as a percentage of net loans receivable was 0.63% and 0.61% at September 30, 1997 and 1996, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets as well as income or loss resulting from a real estate venture in which a subsidiary of the Association is involved. Other income increased $595,000 to $1.5 million for the quarter ended September 30, 1997 from $927,000 for the same period in 1996 primarily as a result of a $617,000 gain on the sale of other assets, partially offset by $75,000 in costs expensed in connection with the winding down of the Association's real estate venture.

                                OPERATING EXPENSE


Operating expense decreased $2.1 million to $5.0 million for the three month period ended September 30, 1997 from $7.1 million for the same period in 1996. Operating expense was higher in the 1996 period primarily due to the one-time $2.8 million SAIF special assessment to recapitalize the SAIF which did not reoccur during the same period in 1997. However, employee compensation and benefits increased $344,000 during the quarter ended September 30, 1997 as a result of increased staffing due to the opening of two new branch offices and the expanded loan production program. In addition, other increases of $77,000 in occupancy and equipment costs (also relating to the new branch offices) and $251,000 in miscellaneous operating expense occurred during the quarter ended September 30, 1997 as compared to the same quarter in 1996. The increase in operating expense was partially offset by a $203,000 decrease in federal deposit insurance premiums reflecting the reduced premium rate paid by Bankshares in the 1997 period. In addition, Bankshares recognized a $243,000 net gain on sale of real estate owned during the quarter ended September 30, 1996, as compared to a $26,000 net gain for the same period in 1997.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $720,000 for the three months ended September 30, 1997 as compared to a benefit of $164,000 for the same period in 1996 reflecting the increase in net income.

                              RESULTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                     GENERAL

Net income for the nine months ended September 30, 1997 increased $1.4 million to $4.3 million, or $0.85 per share, compared to $2.9 million, or $0.58 per share, for the same period in 1996. The increase in net income was primarily due to the one-time SAIF special assessment recognized during the nine months ended September 30, 1996 which did not reoccur in 1997. In addition, during the nine months ended September 30, 1997, there were increases of $1.0 million in net interest income and $1.1 million in other income, offset in part by increases of $1.2 million and $2.2 million in other expenses and the provision for income taxes, respectively.

                               NET INTEREST INCOME


Net interest income increased $1.0 million to $17.2 million for the nine months ended September 30, 1997 from $16.2 million for the nine months ended September 30, 1996 primarily as a result of a $60.2 million increase in average interest-earning assets to $648.6 million for the nine months ended September 30, 1997 from $588.4 million for the same period in the prior year, reflecting the growth in the Bankshares' loan and securities portfolios, as well as an increase in the average yield on interest-earning assets to 7.70% for the nine months ended September 30, 1997 from 7.63% for the same period in 1996. The increase in interest-earning assets was partially offset by a $60.7 million increase in average interest-bearing liabilities to $594.4 million for the nine months ended September 30, 1997 from $533.7 million for the same period in 1996 reflecting the growth of the Bankshares' deposit portfolio, primarily in certificates of deposit, and the use of FHLB advances to fund securities purchases as well as an increase in the average cost on interest-bearing liabilities to 4.55% for the nine months ended September 30, 1997 from 4.37% for the same period in 1996. The increase in the average cost is primarily attributable to the increased cost of certificates of deposit which have a higher cost to Bankshares than do core deposits.

                            PROVISION FOR LOAN LOSSES

As mentioned previously, loan loss provisions are based upon management's estimate of the fair value of the collateral and Bankshares' actual loss experience, as well as guidelines applied by the OTS and the FDIC. Bankshares' provision for loan losses was $221,000 for the nine months ended September 30, 1997, as compared to $68,000 for the nine months ended September 30, 1996 primarily due to additional specific reserves recognized during the period. Bankshares' allowance for loan losses as a percentage of net loans receivable was 0.63% and 0.61% at September 30, 1997 and 1996, respectively.

                                  OTHER INCOME

Other income increased $1.1 million to $3.4 million for the nine months ended September 30, 1997 from $2.3 million for the same period in 1996 primarily as a result of a $617,000 gain on sale of other assets during the nine months ended September 30, 1997. In addition, other income for the nine months ended September 30, 1997 included a $214,000 increase in loan and deposit fees as the result of changes in Bankshares' fee structure implemented in October 1996. Other income in the 1996 period included a $144,000 gain on the early maturity of securities available for sale and a $200,000 loss reserve on an amount due from a depository institution as well as a $218,000 loss incurred on the sale of a participation loan, none of which items reoccurred during 1997.

                                OPERATING EXPENSE

Operating expense decreased $1.6 million to $13.8 million for the nine month period ended September 30, 1997, from $15.4 million for the same period in 1996, primarily due to the one-time $2.8 million SAIF special assessment to recapitalize the SAIF which Bankshares recognized during the nine months ended September 30, 1996 and which did not reoccur during the 1997 period. This decrease was partially offset by an increase of $803,000 in employee compensation and benefits as a result of increased staffing due to the opening of two new branch offices and the expanded loan production program. In addition, other increases of $240,000 in occupancy and equipment costs (also relating to the new branch offices) and $434,000 in miscellaneous operating expense as well as a decrease of $296,000 in net gain on sale of real estate owned occurred during the nine months ended September 30, 1997 as compared to the same period in 1996. The increase in operating expense was partially offset by a $622,000 decrease in federal deposit insurance premiums reflecting the reduced premium rate paid by the Association in the 1997 period.

                           PROVISION FOR INCOME TAXES

The provision for income taxes increased to $2.3 million for the nine months ended September 30, 1997 from $94,000 for the same period in 1996. The increase was due to increased earnings for the nine months ended September 30, 1997 as well as management's decision during the nine months ended September 30, 1996 to reverse a prior year provision which was no longer required.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              There are various claims and lawsuits in which Bankshares is periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.       CHANGES IN SECURITIES

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Association held a Special Meeting of Shareholders on September 24, 1997 to vote on the reorganization of the Association into a two-tier holding company structure. Of the 5,090,120 shares eligible to vote, holders of 4,153,712 shares or 81.6%, including 2,620,144 shares owned by ComFed, were represented in person or by proxy at the meeting.

              The votes cast produced the following result:

                                 Number of Votes
                 For                 Against                 Abstain
                 ---                 -------                 -------
              4,119,753               13,056                  20,903

ITEM 5.       OTHER INFORMATION.

(a)           MID-TIER HOLDING COMPANY.
              On January 16, 1997, the Board of Directors of the Association adopted a resolution to proceed with filing an application with the OTS to reorganize the Association into a two-tier holding company structure. As a result of the reorganization, the Association is a wholly-owned subsidiary of Bankshares and shareholders of the Association became the shareholders of Bankshares.

              ComFed, the Association's mutual holding company, holds a majority of the common stock of the new mid-tier stock holding company, Bankshares, which owns 100% of the common stock of the Association. Under the reorganization, each share of Association common stock held by existing shareholders of the Association was converted into one share of common stock of Bankshares. The reorganization of the Association was structured as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. Completion of the reorganization was subject to regulatory approval by the OTS and to shareholder approval. On August 4, 1997, the OTS issued its order approving the application of Bankshares to become the holding company of the Association. The reorganization was approved by the shareholders at a special meeting held September 24, 1997. The reorganization, as approved, was finalized after the close of business on September 30, 1997.
              The stock of Bankshares was substituted for that of the Association on the Nasdaq National Market.

(b)           CHANGE OF FISCAL YEAR.
              During January 1997, the Board of Directors of the Association approved a change of the Association's fiscal year from September 30 to December 31, effective December 31, 1996.
              Bankshares' fiscal year end is December 31 as well.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits.
              ---------

              None during the reporting period.

(b)           Current Reports on Form 8-K.
              ----------------------------

              None during the reporting period.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COMMUNITY SAVINGS BANKSHARES, INC.




                                         /s/ JAMES B. PITTARD, JR.
                                         ---------------------------------------
Date:         November 4, 1997           James B. Pittard, Jr.
                                         President and Chief Executive Officer


Date:         November 4, 1997           /s/ LARRY J. BAKER
                                         ---------------------------------------
                                         Larry J. Baker
                                         Senior Vice President and Treasurer