Form 10-K
period 1997-12-31
COMMUNITY SAVINGS BANKSHARES INC
filed 1998-03-30
CIK 1045934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to _______________________

                        Commission File Number 000-29460
                                               ---------

                       COMMUNITY SAVINGS BANKSHARES, INC.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           UNITED STATES                                 65-0780334
-------------------------------------       ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
  Incorporation or Organization)

660 US HIGHWAY ONE, NORTH PALM BEACH, FL                   33408
-----------------------------------------   ------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (561) 881-2212
    ------------------------------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) his filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         As of March 17, 1998, there were issued and outstanding 5,100,120 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates (persons other than the Mutual Holding Company, the employee stock ownership plan, directors and officers) of the Registrant, computed by reference to the closing price of the Common Stock as of March 17, 1998 ($38.50) was $ 82,493,488.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 (Parts II and IV).
2. Proxy Statement for the Annual Meeting of Shareholders (Portions of Parts II and III).

PART I

ITEM 1.  BUSINESS

GENERAL

         In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its wholly-owned subsidiary, Community Savings, F. A. (the "Association").

COMMUNITY SAVINGS BANKSHARES, INC.

         Bankshares is a federally chartered mid-tier stock holding company organized in August 1997. The only significant asset of Bankshares is its investment in the Association. Bankshares is majority owned by ComFed, M.H.C. ("ComFed") a federally chartered mutual holding company. Effective September 30, 1997, Bankshares acquired all of the issued and outstanding common stock of the Association in connection with the Association's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of the Association's common stock was converted into one share of Bankshares' common stock. At December 31, 1997, ComFed owned 2,620,144 shares of Bankshares' common stock with the remaining 2,474,776 shares being owned by the minority shareholders. The holding company reorganization was accounted for at historical cost in a manner similar to a pooling of interests. Therefore, all financial information has been presented as if Bankshares had been in existence for all periods included in this report. At December 31, 1997, Bankshares had total assets of $720.1 million, total loans of $451.7 million, total deposits of $550.7 million, and total shareholders' equity of $81.3 million.

         Bankshares' executive office is located at 660 U.S. Highway One, North Palm Beach, Florida and its telephone number at that address is (561) 881-2212.

COMMUNITY SAVINGS, F. A.

         The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. The Association is regulated by the Office of Thrift Supervision ("OTS"). On October 24, 1994, the Association completed a reorganization into a federally chartered mutual holding company, ComFed. As part of the reorganization, the Association organized a new federally chartered stock savings association and transferred substantially all of its assets and liabilities to the stock savings association in exchange for a majority of the common stock of the stock savings association.

         The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public in the Association's market area (as described below) and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, commercial business loans and mortgage-backed securities ("MBS") as well as United States government and agency securities, mutual funds, corporate debt securities, interest-earning deposits in the FHLB and FHLB stock. See "Lending Activities", "Mortgage-Backed and Related Securities", and "Investment Activities". The Association's principal source of funds are deposits, principal and interest payments on loans and securities, and FHLB advances. The principal source of income is interest received from loans and securities, while principal expenses are interest paid on deposits and borrowings and employee compensation and benefits. See "Sources of Funds." The Association's plan is to operate as a well-capitalized, profitable and independent institution. The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the rates earned or paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

         The Association's executive office is located at 660 U.S. Highway One, North Palm Beach, Florida, and its telephone number at that address is (561) 881-4800

FORMATION OF THE MID-TIER HOLDING COMPANY

         In January 1997, the Board of Directors of the Association adopted a resolution to proceed with filing an application with the OTS to reorganize the Association into a two-tier holding company structure. As a result of the reorganization, the Association became the wholly-owned subsidiary of Bankshares and shareholders of the Association became the shareholders of Bankshares.

         ComFed, the Association's mutual holding company, holds a majority of the common stock of the new mid-tier stock holding company, Bankshares, which owns 100% of the common stock of the Association. Under the reorganization, each share of Association common stock held by existing shareholders of the Association was converted into one share of common stock of Bankshares. The reorganization of the Association was structured as a tax-free reorganization and was accounted for in a manner similar to a pooling of interests. Completion of the reorganization was subject to regulatory approval by the OTS and to shareholder approval. On August 4, 1997, the OTS issued its order approving the application of Bankshares to become the holding company of the Association. The reorganization was approved by the shareholders at a special meeting held September 24, 1997. The reorganization was effective on September 30, 1997. The common stock of Bankshares was substituted for that of the Association on the Nasdaq National Market under the symbol "CMSV".

CHANGE OF FISCAL YEAR.

         In January 1997, the Board of Directors of the Association approved a change of the Association's fiscal year from September 30 to December 31, effective December 31, 1996. Bankshares' fiscal year end is December 31 as well.

FORWARD-LOOKING STATEMENTS

         Certain information in this Form 10-K may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Bankshares' investments and operations.

MARKET AREA AND COMPETITION

         Bankshares and the Association are headquartered in North Palm Beach, Florida. Because Bankshares' only significant asset is its ownership of all the issued and outstanding capital stock of the Association, the market area and competition are identical for both entities. The Association operates 21 offices in its market area in southeastern Florida, five of which are located in Martin County, twelve of which are located in Palm Beach County, three of which are located in St. Lucie County and one of which is located in Indian River County. The Association operated a loan production office in Indian River County, which was closed and moved to the new Vero Beach office during July 1997. During the first quarter of 1998, another loan production office was opened in Vero Beach to handle the increased loan activity. In addition, the Association also operated a loan production office in southern Palm Beach County which was closed during 1997.

         According to county projections from the University of Florida, population in Palm Beach, Martin, St. Lucie, and Indian River counties was estimated at l.4 million for 1997. This study projects a 6.6% growth rate to 1.5 million by the year 2000 and a 38.6% growth rate from the year 2001 to the year 2020 to 2.l million. This population growth combined with a lower interest rate environment during early 1998 suggests an increased demand for mortgage loans in the four county market, as well as the State of Florida. However, such estimates may not prove representative of trends for the remainder of 1998.

         The counties in the Association's market area, have experienced significant growth since the 1960s. Several of the counties are currently experiencing major redevelopment projects. In Palm Beach County, the City of West Palm Beach is implementing a $375 million project called City Place designed to continue the revitalization of the downtown area. Also in Palm Beach County, construction has begun on Abacoa, a new subdivision development which will feature a new baseball stadium, commercial office space and retail space, as well as single-family and multi-family residential properties which will accommodate 10,000 residents. The commuter train service for southern Florida will be extended northward to service this community.

         In Martin County, redevelopment of the City of Stuart's downtown area has been supplemented by the completion of the new Roosevelt bridge facilitating access to the city from the north.

         In St. Lucie County, the Professional Golfers Association ("PGA") has planned three new championship golf courses, a golf learning center and a housing development.

         The   economy  in  this  market   area  is   service-oriented   and  is
significantly dependent upon government, foreign trade, tourism, and its continued attraction as a retirement area. In Palm Beach and Martin counties, cooperative efforts between the counties and local municipalities are producing business growth and expansion in the county. A variety of county supported programs have been instituted to create new jobs and to encourage relocation or expansion of companies with an emphasis placed on high-technology and service industries. Consequently, commercial building vacancies are at a low level. Major employers in Palm Beach County include Pratt and Whitney (United Technologies), Motorola, Inc., St. Mary's and Good Samaritan Hospitals, Florida Power and Light Co. and Flo Sun, Inc. Martin County major employers include Martin Memorial Health System, Staff Leasing, and Publix. St. Lucie County major employers include Indian River Community College, Columbia Lawnwood Regional Medical, Publix, and Staff Leasing. Indian River County major employers include Indian River Memorial Hospital, Publix and New Piper Aircraft Corp.

         Bankshares' market area in Southeast Florida has a large concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Association, and all of which are competitors of the Association to varying degrees. As a result, the Association encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, securities broker-dealers, other savings associations, and credit unions in its market area. Continued strong competition from such financial institutions is expected in the foreseeable future. The market area includes branches of several commercial banks that are substantially larger than the Association in terms of state-wide deposits. The Association competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services as well as competitive pricing. In recent years many financial institutions have been aggressively expanding through the acquisition of branch locations or entire financial institutions, thereby increasing competition.

         Based on total assets as of December 31, 1997, the Association was the third largest savings institution headquartered in Palm Beach County. The
Association held 2.35%, 5.49% 2.73% and 0.06% of all bank and savings association deposits in Palm Beach, Martin, St. Lucie, and Indian River counties, respectively, at September 30, 1997.

         The competition for real estate and other loans comes principally from commercial banks, mortgage-banking companies, and other savings associations. The competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the market area as well as the increased efforts by commercial banks to expand mortgage loan originations. The Association competes for loans primarily through the competitive interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and the volatility of the mortgage markets.

LENDING ACTIVITIES

         GENERAL. Historically, the principal lending activity of the Association has been the origination of fixed-and adjustable-rate mortgage loans collateralized by one- to four-family residential properties located in its primary market area. It is the Association's intention to offer varied products in the residential mortgage loan area. The Association currently emphasizes the origination of adjustable-rate residential mortgage ("ARM") loans and fixed-rate residential mortgage loans with terms of 15 years or less, as well as a residential mortgage loan which provides for a fixed-rate of interest during the first five or seven years and which thereafter converts to an ARM loan, the interest rate of which adjusts annually. At times, it has been the Association's policy to sell in the secondary market all fixed-rate mortgage loan originations with terms greater than 15 years on a servicing retained basis. However, based on management's assessment of the market at a particular time and Board of Director limits, the Association may periodically decide to retain such loans in the portfolio. There were no loans held for sale at December 31, 1997. Loans serviced for other institutions totaled $22.5 million. The Association participates with other financial institutions in programs which provide residential mortgage loans to low income and middle income borrowers. At December 31, 1997, the net loan portfolio totaled $451.7 million, of which

$339.1 million, or 75.1%, consisted of one-to four-family residential mortgage loans; $34.9 million, or 7.7%, consisted of construction loans; $17.1 million, or 3.8%, consisted of land loans; $8.8 million, or 2.0%, consisted of multi-family residential real estate loans; $59.2 million, or 13.1%, consisted of commercial real estate loans; $15.7 million, or 3.5%, consisted of consumer loans (primarily home equity lines of credit, automobile loans, and loans secured by savings deposits); and $3.5 million, or 0.8%, consisted of commercial business loans. At December 31, 1997, the weighted average remaining term to maturity of the loan portfolio was approximately 15.6 years. At December 31, 1997, $251.5 million, or 55.7% of the total net loan portfolio consisted of loans with adjustable interest rates. To supplement local loan originations, the Association also invests in mortgage-backed and related securities that directly or indirectly provide funds principally for residential home buyers in the United States. The Association has also purchased either participations in or whole residential or commercial real estate loans which are serviced by other institutions. Such loans totaled $19.4 million, net of premiums, at December 31, 1997.

ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the loan portfolio by type of loan as of the dates indicated.

                                                     At
                                                 December 31,
                                 --------------------------------------------
                                         1997                    1996
                                         ----                    ----
                                            (Dollars in Thousands)
Real estate loans:
Residential 1-4 family (1)       $ 339,117     75.07%    $ 293,366     75.41%
Construction loans                  34,850      7.72        35,358      9.09
Land loans                          17,117      3.79        19,426      4.99
Multi-family (2)                     8,800      1.95         8,096      2.08
Commercial (3)                      59,220     13.11        37,815      9.72
                                 ---------    ------     ---------    ------
 Total real estate loans           459,104    101.64       394,061    101.29
                                 ---------    ------     ---------    ------

Non-real estate loans:
  Consumer loans (4)                15,694      3.47        16,028      4.12
  Commercial business                3,530      0.78         2,458      0.63
                                 ---------    ------     ---------    ------
  Total non-real estate loans       19,224      4.25        18,486      4.75

                                 ---------    ------     ---------    ------
  Total loans receivable           478,328    105.89       412,547    106.04

Less:
  Undisbursed loan proceeds         24,163      5.35        20,765      5.34
  Unearned discount and net
   deferred fees                      (206)    (0.05)          200      0.05
  Allowance for loan losses          2,662      0.59         2,542      0.65
                                 ---------    ------     ---------    ------
    Total loans receivable,
     net                         $ 451,709    100.00%    $ 389,040    100.00%
                                 =========    ======     =========    ======

                                                                               At
                                                                          September 30,
                                 ---------------------------------------------------------------------------------------------
                                          1996                     1995                    1994                    1993
                                          ----                     ----                    ----                    ----
Real estate loans:
Residential 1-4 family (1)       $ 284,474     75.61%    $ 248,769      75.51%    $ 247,867     78.16%    $ 262,480     79.84%
Construction loans                  35,720      9.49        27,314       8.29        12,265      3.87         7,965      2.42
Land loans                          16,846      4.48        15,601       4.74        20,476      6.46        17,072      5.19
Multi-family (2)                     8,153      2.17         7,351       2.23         6,772      2.14         5,952      1.81
Commercial (3)                      38,433     10.22        35,402      10.75        32,612     10.28        34,953     10.64
                                 ---------    ------     ---------     ------     ---------    ------     ---------    ------
 Total real estate loans           383,626    101.97       334,437     101.52       319,992    100.91       328,422     99.90
                                 ---------    ------     ---------     ------     ---------    ------     ---------    ------

Non-real estate loans:
  Consumer loans (4)                15,606      4.15        12,638       3.84        10,237      3.23        10,844      3.30
  Commercial business                1,874      0.50         1,958       0.59         1,058      0.33           929      0.28
                                 ---------    ------     ---------     ------     ---------    ------     ---------    ------
  Total non-real estate loans       17,480      4.65        14,596       4.43        11,295      3.56        11,773      3.58

                                 ---------    ------     ---------     ------     ---------    ------     ---------    ------
  Total loans receivable           401,106    106.62       349,033     105.95       331,287    104.47       340,195    103.48

Less:
  Undisbursed loan proceeds         22,318      5.94        15,253       4.63         9,872      3.11         6,466      1.96
  Unearned discount and net
   deferred fees                       257      0.07           846       0.26           908      0.29         1,234      0.38
  Allowance for loan losses          2,312      0.61         3,492       1.06         3,390      1.07         3,748      1.14
                                 ---------    ------     ---------     ------     ---------    ------     ---------    ------
   Total loans receivable,
    net                          $ 376,219    100.00%    $ 329,442     100.00%    $ 317,117    100.00%    $ 328,747    100.00%
                                 =========    ======     =========     ======     =========    ======     =========    ======

--------------------------------
(1) Includes participations or whole loans of $19.5 million, $1.7 million, $1.8 million, $2.2 million, $2.6 million, and $3.6 million at December 31, 1997, 1996, September 30, 1996, 1995, 1994, and 1993, respectively.

(2) Includes  participations  of $0,  $505,000,  $360,000,  $0,  $0,  and $0, at
    December  31,  1997,  1996,  September  30,  1996,  1995,  1994,  and  1993,
    respectively.

(3) Includes participations of $162,000,  $190,000, $198,000, $4.9 million, $5.0 million, and $5.5 million at December 31, 1997, 1996, September 30, 1996, 1995, 1994, and 1993, respectively.

(4) Includes primarily home equity lines of credit, automobile loans, and loans secured by savings deposits. At December 31, 1997 the disbursed portion of home equity lines of credit totaled $8.8 million.

         LOAN AND MORTGAGE-BACKED AND RELATED SECURITIES MATURITY AND REPRICING SCHEDULE. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans and mortgage-backed and related securities maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Fixed-rate mortgage-backed securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                             WITHIN 1      1-3         3-5      5-10     MORE THAN
                                               YEAR       YEARS       YEARS    YEARS      10 YEARS    TOTAL
                                             --------     -----       -----    -----     ----------   -----
                                                                      (IN THOUSANDS)
Real estate loans:
 One- to four-family residential             $196,202   $ 55,097   $ 42,572   $ 39,610   $ 25,727   $359,208
 Commercial, multi-family and land             84,256      6,753      3,522      2,678      2,687     99,896
Consumer loans (excluding lines of credit)      3,491      2,922        500         59         --      6,972
Equity line of credit loans (1)                 8,722         --         --         --         --      8,722
Commercial business loans                       3,530         --         --         --         --      3,530
                                             --------   --------   --------   --------   --------   --------
  Total loans receivable (gross)             $296,201   $ 64,772   $ 46,594   $ 42,347   $ 28,414   $478,328
                                             ========   ========   ========   ========   ========   ========

Mortgage-backed and related securities       $ 26,861   $ 29,465   $ 18,287   $ 13,844   $  4,308   $ 92,765
                                             ========   ========   ========   ========   ========   ========

------------------------
(1) Variable-rate equity lines of credit reprice on a monthly basis.

         The following table sets forth at December 31, 1997, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 1998 based on either the repricing date or the contractual maturity as described above.

                                                    FIXED        ADJUSTABLE         TOTAL
                                                    -----        ----------         -----
                                                               (IN THOUSANDS)
Real estate loans:
  One- to four-family residential                 $131,300       $ 31,706          $163,006
  Commercial, multi-family and land                 12,051          3,589            15,640
Consumer and commercial business loans               3,481             --             3,481
                                                  --------       --------          --------
  Total                                           $146,832       $ 35,295          $182,127
                                                  ========       ========          ========

Mortgage-backed and related securities            $ 65,904       $     --          $ 65,904
                                                  ========       ========          ========

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Association's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in its market area. One- to four-family residential owner-occupied mortgage loans are generally underwritten in conformity with the criteria established by Fannie Mae ("FNMA"), with the exception of loans exceeding applicable agency dollar limits and loans purchased through the Association's affiliation with a consortium of financial institutions which provides loans to low and moderate income borrowers (discussed below). The Association generally does not originate one- to four-family residential loans secured by properties outside of its market area. At December 31, 1997, $339.1 million, or 75.1%, of the total loan portfolio consisted of one- to four-family residential mortgage loans. The weighted average contractual maturity of one-to four-family residential mortgage loans at the time they are originated is 24.0 years. However, it has been the Association's experience that the average length of time which such loans remain outstanding is 9.5 years.

         The Association currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed-rate mortgage loans and ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Association's interest rate sensitivity gap position, and loan products offered by its competitors. In a relatively low interest rate environment, which existed throughout fiscal 1997, borrowers typically prefer fixed-rate loans to ARM loans. The

Association has continued to emphasize its ARM loan products. ARM loan originations totaled $54.6 million, or 73.6%, of all one- to four-family loan originations during the year ended December 31, 1997. In connection with the Association's effort to increase mortgage lending, the Association offers residential mortgage loans which provide for a fixed-rate of interest during the first five or seven years of the term of the loans and which thereafter convert to ARM loans on which the interest rate adjusts on an annual basis. This loan product allows the Association to offer a loan with a relatively short period during which the interest rate remains fixed but which typically provides for an initial interest rate which is greater than could be obtained from ARM loans. This loan is generally offered for terms between l5 and 30 years.

         The Association currently offers ARM loans with an adjustment of one year based on changes in a designated market index plus a margin. Each ARM loan currently adjusts annually with an annual interest rate adjustment limitation of 200 basis points and a maximum lifetime adjustment of 600 basis points above the initial rate. Interest rates on the ARM loans currently adjust to either the changes in the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year plus a margin, or to the National Monthly Median Cost of Funds plus a margin. ARM loans are originated with initial rates which are below the fully indexed rate, the amount of such discount varying depending upon market conditions, and which provide for an annual adjustment. Management determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. Negative amortization of the ARM loans is not allowed. One- to four-family residential ARM loans totaled $192.5 million at December 31, 1997.

         The primary purpose of offering ARM loans is to make the loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer as consistently predictable interest income as long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.

         Fixed-rate loans generally are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether management can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yield and the term of the loan, market conditions, the Association's current interest rate sensitivity gap position and Board of Director established limits. During the first three quarters of 1997, the Association's policy was to retain in its portfolio fixed-rate mortgage loans originated with terms of 15 years or less, and to sell fixed-rate mortgage loans originated (servicing retained) with terms of more than 15 years except for loans originated for special financing on low and moderate income housing. Periodically, management and the Board may decide to retain all loans originated, including loans with terms greater that 15 years based on conditions in effect at that time. This policy was in effect for the last quarter of 1997. The Association's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without prepayment penalities.

         The Association participates with other financial institutions in local consortiums which are committed to provide financing of one- to four-family mortgage loans for low and moderate income borrowers. The consortiums underwrite and package the loans which are generally sold to participating financial institutions on a whole loan basis. These loans are originated to borrowers within the Association's market area and provide for either fixed- or adjustable-rates of interest. The Association determines which loans it will purchase after conducting its own due diligence review of the loan package offered. Although for the fiscal year ended December 31, 1997 the Association did not purchase any loans originated by the consortiums, it is the Association's intent, subject to market conditions, to continue to participate in consortiums of this nature.

         The Association also purchases single-family residential loans from other sources, such as mortgage origination companies, or brokers, under the same guidelines as described above. In addition, such loan purchases include a contract between the mortgage origination company and the Association, which contains an indemnification clause protecting the Association from loss resulting from misrepresentations in the loan applications or other information provided to the Association. $24.5 million of such loans were purchased during fiscal year 1997. It is management's intent, subject to market conditions, to continue purchasing such loans.

         The Association's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the fixed-rate mortgage loan portfolio (and to a lesser extent ARM loans), and the Association has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by an independent outside appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. The Association's lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 95%, the borrower is generally required to obtain private mortgage insurance. An origination fee of between 1 % and 2% of the total loan amount on all one- to four-family loans may be charged depending on the market conditions. Fire and casualty insurance (and flood insurance if the property is within a designated flood plain), as well as a title guaranty regarding good title, are required on all properties securing real estate loans made by the Association.

         The Association may purchase participation or whole loans loans secured by one- to four-family residences when there are funds available for lending in excess of the demand for loans in the local market or to facilitate funding of large projects. At December 31, 1997, the loan portfolio included $19.5 million of loan participations and whole loans secured by one- to four-family residences. The Association purchased $18.l million of such loans during 1997.

         CONSTRUCTION AND LAND LOANS. At December 31, 1997, $34.9 million, or 7.7%, and $17.1 million, or 3.8%, of the total net loan portfolio consisted of construction loans and land loans, respectively. Fixed-rate and adjustable-rate residential construction loans are currently offered primarily for the construction of owner-occupied single-family residences in the Association's market area to builders who have a contract for sale of the property or to owners who have a contract for construction. Advances are made as construction is completed. In addition, construction loans are also made to builders for single-family homes held for sale. Such loans totaled $4.2 million at December 31, 1997. Construction loans for owner-occupied single-family residences are generally structured to become permanent loans upon completion of construction, and are originated with terms of up to 30 years with an allowance of up to six months for construction during which period the borrower is obliged to make interest-only payments. Construction loans to builders for homes held for sale are generally originated for a term of up to one year and provide for interest-only payments. Disbursements are made as affidavits of progress are presented to the Association.

         At December 31, 1997, the largest real estate construction loan had an aggregate principal outstanding balance of $2.5 million, with disbursed funds of $13,000, which is within the Association's loans-to-one-borrower limit. This loan is secured by a construction loan to build a single-family home which is located in the Association's market area. Construction was completed and the loan was satisfied in full during the March 1998 quarter.

         Construction loans are also offered on multi-family and commercial real estate loans. At December 31, 1997, multi-family and commercial construction loans totaled $0 and $2.0 million, respectively.

         In addition, loans are originated within the market area which are secured by individual unimproved or improved lots zoned primarily to become single-family residences, as well as commercial and agricultural properties. Land loans are currently offered as either one-year ARMs or fixed-rate loans with terms of up to 15 years. The maximum loan-to-value ratio for such land loans is 75%.

         Adjustable-rate single-family construction and land loans are currently offered at the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year plus a margin. Adjustable-rate construction loans and land loans have an annual interest rate cap of 200 basis points and a lifetime interest rate cap of 600 basis points over the initial interest rate. Initial interest rates may be below the fully indexed rate but the loan is underwritten at the fully indexed rate.

         Construction lending generally involves a greater degree of credit risk than one- to four-family residential mortgage lending. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on lots may run the risk of adverse zoning changes, environmental, or other restrictions on future use.

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Loans secured by multi-family real estate constituted approximately $8.8 million, or 2.0%, of the total net loan portfolio at December 31, 1997. At December 31, 1997, a total of 40 loans were secured by multi-family properties. Multi-family real estate loans are primarily secured by multi-family residences, such as rental properties with between five and thirty-six units. At December 31, 1997, substantially all multi-family loans were secured by properties located within the market area. At December 31, 1997, multi-family real estate loans had an average principal balance of approximately $220,000 and the largest multi-family real estate loan had a principal balance of $1.4 million, and was performing in accordance with its terms. Multi-family real estate loans are currently offered with adjustable interest rates, although in the past fixed-rate multi-family real estate loans were originated. Multi-family loans typically have adjustable interest rates tied to a market index with a 600 basis point lifetime interest rate cap and a 200 basis point cap on annual adjustments, and amortize over 20 to 25 years. An origination fee of between 1.5% to 2.0% is usually charged on multi-family loans. Multi-family mortgage loans are generally made up to 75% of the appraised value of the property securing the loan. The initial interest rate on multi-family real estate loans is currently priced at the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year plus a margin, depending on the nature and size of the project. Originations of multi-family loans have been limited in recent years due to the limited demand for such projects in the Association's market area.

         In underwriting multi-family real estate loans, the Association reviews the expected net operating income generated by the real estate to support the debt service, the age and condition of the collateral, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and any financial reserves the borrower may have. A debt service coverage ratio of at least 125% of the monthly loan payment is generally required. Personal guarantees from all the principals of the multi-family real estate borrowers are generally obtained.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family property is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate constituted approximately $59.2 million, or 13.1%, of the total net loan portfolio at December 31, 1997. Commercial real estate loans are secured by improved property such as offices, hotels, small business facilities, strip shopping centers, warehouses, commercial land and other non-residential buildings. At December 31, 1997, substantially all of commercial real estate loans were secured by properties located within the market area. At December 31, 1997, a total of 182 loans were secured by commercial real estate with an average principal balance of approximately $325,000. Commercial real estate loans are currently only offered with adjustable-rates, although in the past the Association has originated fixed-rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Association generally amortize over 15 to 20 years and have a maximum loan-to-value ratio of 75%.

         During fiscal year 1996, the Association decided that a need existed in the local market for commercial real estate and business loans. In order to better serve its customers and to increase its share of the commercial loan market, the Association began an expansion of both its commercial real estate and business lending activities in late fiscal 1996 with the addition of an experienced commercial loan officer and a credit analyst to the Lending Division staff. Such loans were pursued aggressively with $28.7 million of such loans originated during fiscal year 1997. The Association intends to continue to pursue such loans aggressively in the future.

         At December 31, 1997, the largest commercial real estate borrower had an aggregate principal outstanding balance of $9.3 million, with undisbursed funds of $3.8 million, which is within the Association's loans-to-one-borrower limit. The $9.3 million principal balance represent's the Association's 50% share of the funding. The remaining 50% was funded by another local lender. The loan is for the construction of a 24 unit luxury condominium project located in the Association's market area, and is currently performing in accordance with its terms.

       In  underwriting  commercial  real estate  loans,  the same  underwriting standards and procedures are employed as are employed in underwriting multi-family real estate loans. Loans secured by commercial real estate generally involve a higher degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         CONSUMER LOANS. As of December 31, 1997, consumer loans totaled $15.7 million, or 3.5%, of the total net loan portfolio. The principal types of consumer loans offered are home equity lines of credit, fixed-rate second mortgage loans, automobile loans, mobile home loans, boat loans, recreational vehicle loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed-rate basis with maturities generally of five years or less. The home equity lines of credit are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 100% based on certain credit and occupancy requirements or 80% if such requirements are not met. Such loans are offered on a monthly adjustable-rate basis with terms of up to ten years. At December 31, 1997, the disbursed portion of home equity lines of credit totaled $8.8 million, or 56.1%, of consumer loans. The undisbursed portion of such loans was $5.6 million at December 31, 1997. The Association anticipates it will modestly expand its home equity product line in fiscal 1998.

         The underwriting standards employed by the Association for consumer loans include a determination of the applicant's credit history and an assessment of ability to meet existing obligations and payments on the proposed loan. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount, and in the case of home equity lines of credit, an independent company is engaged to conduct a title search.

         Consumer loans generally have shorter terms and higher interest rates than traditional mortgage loans, but generally entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles.

         COMMERCIAL BUSINESS LOANS. The Association currently offers commercial business loans to finance small businesses in its market area. Commercial business loans are offered as a customer service to business account holders. Such loans may include commercial lines of credit, loans on inventory, equipment, receivables, or other collateral and unsecured loans. During the last quarter of the fiscal year ended September 30, 1996, the Association began expanding its activities in the commercial business lending market. The Association aggressively pursued such loans during fiscal year 1997 and intends to continue pursuing such loans aggressively in the future. At December 31, 1997, 53 commercial business loans were outstanding with an aggregate balance of $3.5 million and an average loan balance of approximately $66,000. Commercial business loans originated during the year ended December 31, 1997 totaled $2.7 million. Commercial business loans are offered with both fixed- and adjustable-interest rates. Adjustable-rates on commercial business loans are priced against the Citibank or WALL STREET JOURNAL prime rate, plus a margin. The loans are offered with terms of up to five years.

         Underwriting standards employed by the Association for commercial business loans include a determination of the applicant's ability to meet existing obligations and payments on the proposed loan from normal cash flows generated by the applicant's business. The financial strength of each applicant also is assessed through a review of financial statements provided by the applicant as well as conducting a credit review.

         Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Personal guarantees from the borrower or a third party are generally obtained as a condition to originating its commercial business loans.

       LOAN   ORIGINATIONS,   SOLICITATION,   PROCESSING,   COMMITMENTS,   AND
PURCHASES. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, developers and walk-in customers. Upon receiving a loan application, the Association obtains a credit report and income verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an independent appraiser approved by the Association appraises the real estate intended to secure the proposed loan. A loan processor in the loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Outside members of the Board of Directors ("Director"), the Chairman of the Board of Directors ("Chairman"), the President, the Senior Vice President of the Lending Division (the "SVP") and certain designated Vice Presidents of the Lending Division ("VP") have been granted the authority to approve loans. The President, the SVP and certain VPs have individual authority to approve mortgage loans between $100,000 and $400,000, secured consumer and commercial loans between $25,000 and $200,000, and unsecured loans between $10,000 and $100,000. Additionally, these officers may individually approve an additional 10% of a customer's currently outstanding debt, even though that exceeds their individual authority limit. Any two of the President, the SVP and a designated VP may jointly approve all loan types up to $750,000. Any two of the Chairman, the President, and the SVP may jointly approve all loan types up to $l.5 million. The Loan Committee consists of any three of any one Director, the President, the SVP, and one designated VP. The designated Director or his representative must be present at Loan Committee. Such committee can approve all loan types up to $2.0 million. The Loan Committee can approve any loans in excess of $2.0 million by notifying the entire Board of Directors of its intention to approve a loan in excess of $2.0 million. The Directors who attend the meeting have a vote along with the other members of the Committee. The Loan Committee meets as needed to review and verify that management's loan approvals are made within the scope of management's authority. After the loan is approved, a loan commitment letter is promptly issued to the borrower. At December 31, 1997, commitments to originate loans, excluding the undisbursed portion of loans in process, totaled $7.2 million.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Association, flood insurance may be required. Title insurance is required on all loans secured by real property.

         In addition to originations, the Association also purchases loans secured by one- to four-family residences from consortiums, mortgage origination companies, or brokers, as previously discussed in "One- to Four-Family
Residential Real Estate Loans." In addition, the Association may purchase participation loans when there are more funds available for lending in excess of the demand for loans in the local market or to facilitate funding of large projects. Such participation loans, which totaled $19.9 million at December 31, 1997, are secured by one- to four-family, multi-family and commercial real estate loans.

ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the loan origination, purchase and sales activity for the periods indicated.

                                                               For Year      For Three
                                                                Ended       Months Ended              For Year Ending
                                                              December 31,  December 31,               September 30,
                                                             ------------------------------------------------------------------
                                                                  1997         1996            1996         1995         1994
                                                                  ----         ----            ----         ----         ----
                                                                                         (In Thousands)
 Loans receivable, beginning of period                         $ 389,040    $ 376,219       $ 329,442    $ 317,117    $ 328,747
 Originations:
  Real estate:
   One- to four-family residential (1)                            67,923       20,226          82,596       35,909       49,718
   Land loans                                                     14,360        5,498           6,848       18,163        6,418
   Multi-family                                                    1,427           --           1,263           --          696
   Commercial                                                     28,667        1,806          16,102        8,197        2,813
                                                               ---------    ---------       ---------    ---------    ---------
    Total real estate loans                                      112,377       27,530         106,809       62,269       59,645
  Non-real estate loans:
   Consumer                                                        4,116        1,525           5,698        4,154        2,425
   Commercial business                                             2,699          515             796          646          718
                                                               ---------    ---------       ---------    ---------    ---------
    Total originations                                           119,192       29,570         113,303       67,069       62,788

 Transfer of mortgage loans to
  foreclosed real estate                                            (558)         (78)           (400)      (1,394)      (5,528)
 Loan and participations purchased                                24,455        1,998          16,775        2,728        2,395
 Repayments                                                      (76,816)     (20,042)        (72,114)     (50,452)     (63,471)
 Loan sales                                                         (631)        (283)         (5,429)        (105)      (5,115)
 Decrease (increase) in allowance for loan losses                   (120)        (230)          1,180         (102)         358
 Decrease in amortization of unearned discount and premiums
  and net deferred fees and cost                                    406           63             589           62          326
 Increase (decrease)  in loans in process                         (3,398)       1,553          (7,065)      (5,381)      (3,406)
 Change in other                                                     139          270             (62)        (100)          23
                                                               ---------    ---------       ---------    ---------    ---------
 Net loan activity                                                62,669       12,821          46,777       12,325      (11,630)
                                                               ---------    ---------       ---------    ---------    ---------
 Total loans receivable at end of period                       $ 451,709    $ 389,040       $ 376,219    $ 329,442    $ 317,117
                                                               =========    =========       =========    =========    =========

(l) Includes  loans  to  finance  the   construction   of  one-  to  four-family
    residential properties, and loans originated for sale in the secondary market.

         LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Association may receive loan origination fees. To the extent that loans are originated or acquired for the portfolio, Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs
Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") requires that loan origination fees and costs be deferred and amortized as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully-indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees and costs deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1997, unearned discounts and premiums and deferred loan origination fees and costs totaled $206,000. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets which, in turn, respond to the demand and availability of funds.

         In addition to loan origination fees, the Association also receives servicing income and other fees that consist primarily of servicing fees, late charges, and other miscellaneous fees which totaled $269,000, $33,000, $148,000, $184,000 and $163,000 for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996, 1995, and 1994, respectively.

         LOAN SERVICING. While the Association primarily originates loans for its own portfolio, it also has sold fixed-rate loans to Freddie Mac ("FHLMC") and to the FNMA. At December 31, 1997, the unpaid balances of loans sold totaled approximately $19.0 million. Servicing of such loans is retained and a fee is received of between one-fourth to three-eights of a percent per loan. The Association does not purchase loan servicing from other sources.

         LOANS-TO-ONE BORROWER. Savings and loan associations are subject to the same loans-to-one borrower limits as those applicable to national banks which, under current regulations, restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The 15% limitation resulted in a dollar limitation of approximately $12.2 million at December 31, 1997. All of the Association's loans are in compliance with the loans-to-one borrower limits at December 31, 1997.

The following table presents the five largest lending relationships at December 31, 1997:

                                                                              At December 31, 1997
                                                     -------------------------------------------------------------
                                                               Total of Loans                     Amount disbursed
                                                     -------------------------------------------------------------
Description of collateral:                                                       (In Thousands)

Construction loans to build single-family
 homes and line of credit                                         $10,082                              $5,204
Construction loans to build a condominium                           9,284                               5,497
Construction loans to build single-family homes                     5,365                               3,592
Loans secured by convenience stores and
 gas stations                                                       4,785                               4,785
Construction loans to build single-family homes                     3,897                                 487

At December 31, 1997 all of the aforementioned loans were performing in accordance with their terms.

ASSET QUALITY

         DELINQUENCIES. The Association's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If the delinquency continues at 30 days, a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone, to strengthen the collection process and obtain reasons for the delinquency. Also, plans to arrange a repayment plan are made. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a 10-day demand letter is sent and personal contact is attempted. The loan also becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is advised that they may obtain access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development ("HUD"). When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving the borrower 10 days to repay all outstanding interest and principal. If the delinquency is not cured, foreclosure proceedings are initiated.

         DELINQUENT LOANS. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. In addition, loans are placed on non-accrual status when either principal or interest is 90 days or more past due, or less than 90 days, in the event the loan has been referred to the Association's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income.

         The following table sets forth information with respect to loans past due 60 to 89 days in the loan portfolio at the dates indicated.

                                                      AT DECEMBER 31,                            AT SEPTEMBER 30,
                                              -----------------------------    ---------------------------------------------
                                                    1997          1996               1996              1995             1994
                                                    ----          ----               ----              ----             ----
                                                                (IN THOUSANDS)
Loans past due 60-89 days:
 One- to four-family residential                    $469          $446               $209              $493             $193
 Commercial and multi-family real estate              --            --                 --                --               --
 Consumer and commercial business loans               54            72                  3                24               --
 Land loans                                           --            --                 --                --               95
                                                    ----          ----               ----              ----             ----
   Total past due 60-89 days                        $523          $518               $212              $517             $288
                                                    ====          ====               ====              ====             ====

         NON-PERFORMING ASSETS. At December 31,1997, non-performing assets (non-performing loans and real estate owned (" REO")) totaled $2.0 million, and the ratio of non-performing assets to total assets was 0.47%. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as until such time as it is sold. REO is recorded at cost which is the estimated fair value of the property at the time the loan is foreclosed. Subsequent to foreclosure, these properties are carried at lower of cost or fair value less estimated costs to sell. REO totaled $592,000, $1.5 million, $1.4 million, $1.9 million, $3.7 million and $l.3 million at December 31, 1997, and 1996, and at September 30, 1996, 1995, 1994 and 1993,
respectively.

         The following table sets forth information regarding non-accrual loans delinquent 90 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, all accrued interest thereon is fully reserved and the loan ceases to accrue interest thereafter. For all the dates indicated, there were no material restructured loans within the meaning of SFAS 15.

                                                      AT DECEMBER 31,                           AT SEPTEMBER 30,
                                                   ---------------------------------------------------------------------------
                                                    1997          1996               1996              1995             1994
                                                    ----          ----               ----              ----             ----
                                                                   (DOLLARS IN THOUSANDS)

Non-performing loans:
 One- to four-family residential                   $1,289         $1,524             $  832            $  605           $1,571
 Commercial and multi-family real estate               --             --                                                 1,282
 Consumer and commercial business loans                55            107                 10                39               20
 Land                                                  35             --                 --                18               82
                                                   ------          ------            ------            ------           ------
Total non-performing  loans                         1,379          1,631                842               662            2,955
REO                                                   592          1,455              1,384             1,910            3,686
Other non-performing assets                            --             --                400  (2)           --               --
                                                   ------          ------            ------            ------           ------
Total non-performing assets (1)                    $1,971          $3,086            $2,626            $2,572           $6,641
                                                   ======          ======            ======            ======           ======

Total non-performing  loans to net loans
 receivable                                          0.31%           0.42%             0.22%             0.20%            0.93%
Total non-performing loans to total assets           0.19            0.25              0.13              0.12             0.53
Total non-performing loans and REO to total          0.27            0.47              0.40              0.45             1.25
 assets

------------------------
(1) Net of specific valuation allowances.
(2) The other non-performing asset at September 30, 1996 represented a deposit account due to the Association whose recovery was in doubt. All funds were recovered in the subsequent periods.

         The largest non-performing asset had a balance of $256,000 at December 31, 1997, with a current appraisal of $340,000. The loan was originated in fiscal 1989 and was collateralized by a citrus grove located in St. Lucie County. The borrower, which was an insurance company, went into receivership and was liquidated in October 1991. The Association subsequently obtained a Receiver's Deed and the property was classified as REO in February 1993. In June 1995, the Association applied for approval of a site plan to allow for 32 lots for residential use. The Association applied for extension of the site plan in February 1997 and 1998. The Association has held the REO for five years and has applied for an extension with the OTS to hold it for one additional year. The property has been marketed aggressively, but it is located in an area of limited growth.

         During the year ended December 31, 1997, gross interest income of $86,000 would have been recorded on non-performing loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during such period.

         The following table sets forth information regarding delinquent loans, REO and loans to facilitate the sale of REO at December 31, 1997.

                                                                                      AT DECEMBER 31, 1997
                                                                                 --------------------------
                                                                                     BALANCE         NUMBER
                                                                                 --------------------------
                                                                                     (DOLLARS IN THOUSANDS)
Residential real estate:
 Loans 60 to 89 days delinquent                                                      $  469              9
 Loans more than 89 days delinquent                                                   1,289             20
Commercial and multi-family real estate:
 Loans 60 to 89 days delinquent                                                          --             --
 Loans more than 89 days delinquent                                                      --             --
Consumer and commercial business loans:
 Loans 60 to 89 days delinquent                                                          54              4
 Loans more than 89 days delinquent                                                      55              3
Land                                                                                     35              2
REO                                                                                     592              8
Restructured loans within the meaning of Statement of Financial Accounting
Standards No. 15 (not included in other non-performing categories above)                 --             --
Loans to facilitate sale of REO                                                         217              4
                                                                                     ------            ---
      Total                                                                          $2,711             50
                                                                                     ======            ===

         CLASSIFICATION OF ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full, " on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management.

         When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. Problem loans in the portfolio are regularly reviewed to determine whether any loans require classification in accordance with applicable regulations.

         The   following   table  sets  forth  the   aggregate   amount  of  the
Association's classified assets at the dates indicated.

                                   At December 31               At September,
                                 -----------------   -------------------------------------
                                  1997       1996      1996      1995     1994        1993
                                  ----       ----      ----      ----     ----        ----
                                                       (In Thousands)
Substandard assets               $ 3,056   $ 4,205   $ 3,745   $ 8,652   $10,166   $12,447
Doubtful assets                       --        --        --        --        --        --
Loss assets                           --       344       544     1,565     1,520     1,848
------------------------         -------   -------   -------   -------   -------   -------
  Total classified assets        $ 3,056   $ 4,549   $ 4,289   $10,217   $11,686   $14,295
                                 =======   =======   =======   =======   =======   =======

         ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the loan portfolio based on management's evaluation of the potential losses that may be incurred. Provisions for losses, which increase the allowances for loan losses, are established by charges to income. Such allowances represent the amounts which, in management's judgment, are adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's monthly evaluation of the loan portfolio and related collateral, in light of past loss experience, present economic conditions and other factors considered relevant by management. Anticipated changes in economic factors which may influence the level of the allowances are considered in the evaluation by management when the likelihood of the changes can be reasonably determined.

         Management continues to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. Management believes that the current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                        AT DECEMBER 31,                          AT SEPTEMBER 30,
                                                 ---------------------------------------------------------------------------------
                                                    1997          1996          1996           1995          1994          1993
                                                    ----          ----          ----           ----          ----          ----
                                                                                            (DOLLARS IN THOUSANDS)
Total loans outstanding                          $ 451,709     $ 389,040     $ 376,219       $ 329,442     $ 317,117     $ 328,747
                                                 =========     =========     =========       =========     =========     =========
Average loans outstanding for the period         $ 411,098     $ 383,258     $ 346,880       $ 321,849     $ 321,721     $ 352,173
                                                 =========     =========     =========       =========     =========     =========
Allowance balance (at beginning of period)       $   2,542     $   2,312     $   3,492       $   3,390     $   3,748     $   2,281
Provision for losses:
 Real estate loans                                     264           243            84             234           967         2,395
 Consumer and commercial business loans                 14             6            22               3
Recoveries                                              --            --            --              --            --            --
Charge-offs:
 Real estate loans                                    (143)          (13)       (1,264)(1)        (132)       (1,325)         (885)
 Consumer and commercial business loans                 (1)           --           (14)             (6)          (22)          (46)
                                                 ---------     ---------     ---------       ---------     ---------     ---------
Allowance balance (at end of period)             $   2,662     $   2,542     $   2,312       $   3,492     $   3,390     $   3,748
                                                 =========     =========     =========       =========     =========     =========
Allowance for loan losses as a percent
 of net loans receivable at end of period             0.59%         0.65%         0.61%           1.06%         1.07%         1.14%
Net loans charged off as a percent of
 average  loans outstanding                           0.04%           --%         0.37%           0.04%         0.41%         0.26%
Ratio of allowance for loan losses to total
 non-performing loans at end of period (2)          193.04%        155.8%       274.58%         527.49%       114.72%        55.65%
Ratio of allowance for loan losses to total
 non-performing loans and REO
 at end of period (2)                               135.06%         82.3%       103.86%         135.77%        51.05%        46.51%

------------------------
(1) Charge offs at September 30, 1996 primarily reflected the reversal of a specific reserve of $1.2 million which was related to a participation interest in a note which was sold during the year.
(2) Net of specific reserves.

         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                AT DECEMBER 31,
                                --------------------------------------------
                                      1997                        1996
                                --------------------     -------------------
                                         % OF LOANS              % OF LOANS
                                          IN EACH                 IN EACH
                                         CATEGORY TO             CATEGORY TO
                                AMOUNT   TOTAL LOANS (1) AMOUNT  TOTAL LOANS (1)
                                ------   -----------     ------  -----------
 Balance at end of period
 applicable to:
 One- to four-family
  residential  mortgage         $1,042      78.18%       $1,037      79.68%
 Land                              650       3.58           630       4.71
 Multi-family residential
  mortgage                         300       1.84           300       1.96
 Commercial real estate            550      12.38           500       9.17
 Consumer and commercial
  business                         120       4.02            75       4.48
                                ------     ------        ------     ------
 Total allowance for loan
   losses                       $2,662     100.00%       $2,542     100.00%
                                ======     ======        ======     ======

                                                AT SEPTEMBER 30,
                                -------------------------------------------
                                      1996                        1995
                                --------------------     ------------------
                                         % OF LOANS              % OF LOANS
                                          IN EACH                 IN EACH
                                         CATEGORY TO             CATEGORY TO
                                AMOUNT   TOTAL LOANS (1) AMOUNT  TOTAL LOANS (1)
                                ------   -----------     ------  -----------
                                       (DOLLARS IN THOUSANDS)
 Balance at end of period
 applicable to:
 One- to four-family
  residential  mortgage         $  870      79.83%       $  790      79.10%
 Land                              630       4.20           630       4.47
 Multi-family residential
  mortgage                         300       2.03           300       2.11
 Commercial real estate            452       9.58         1,712      10.14
 Consumer and commercial
  business                          60       4.36            60       4.18
                                ------    -------        ------     ------
 Total allowance for loan
   losses                       $2,312     100.00%       $3,492     100.00%
                                ======     ======        ======     ======

                              ----------------------------------------------
                                      1994                        1993
                              ----------------------     -------------------
                                         % OF LOANS              % OF LOANS
                                          IN EACH                 IN EACH
                                         CATEGORY TO             CATEGORY TO
                                AMOUNT   TOTAL LOANS (1) AMOUNT  TOTAL LOANS (1)
                                ------   -----------     ------  -----------
 Balance at end of period
 applicable to:
 One- to four-family
  residential  mortgage         $  700      78.52%       $  700      79.50%
 Land                              630       6.18           600       5.02
 Multi-family residential
  mortgage                         300       2.05           453       1.75
 Commercial real estate          1,700       9.84         1,935      10.27
 Consumer and commercial
  business                          60       3.41            60       3.46
                                ------     ------        ------     ------
 Total allowance for loan
  losses                        $3,390     100.00%       $3,748     100.00%
                                ======     ======        ======     ======
----------------------------
(1) Percentages do not reflect adjustments for undisbursed loan proceeds, unearned discount and net deferred fees, and allowance for loan losses.

SECURITIES PORTFOLIO.

         The Association's primary focus is the origination of loans. However, during past periods when mortgage loan demand was moderate and the Association had de-emphasized the origination of fixed-rate loans, management invested excess liquidity in investment securities, including mutual funds, and in mortgage-backed and related securities rather than purchasing whole loans or loan participations. Such securities are subject to classification based on the intentions of management. Securities purchased for the portfolio are classified as either held to maturity or as available for sale. The Association has no securities classified as trading. During December 1995, the provisions of SFAS No. 115 "Questions and Answers Guide ("SFAS No. 115 Q & A") were adopted which allowed between November 15, 1995 and December 31, 1995 a one-time reclassification of securities from held to maturity to available for sale. The Association reclassified $49.5 million of securities from investments-held to maturity and mortgage-backed and related securities-held to maturity to securities available for sale. Such reclassification resulted in a credit of $247,000 to shareholders' equity. Subsequently, $749,000 of the securities were sold at no gain or loss.

         The Association maintains an Investment Committee which meets on a monthly basis to review the securities portfolio and make recommendations to be carried out by management. All investments must be rated BBB or higher by a recognized rating service. The Investment Committee consists of the Association's President and Chief Executive Officer, James B. Pittard, Jr., Senior Vice President, Chief Financial Officer and Treasurer, Larry J. Baker, and Senior Vice Presidents, Cecil F. Howard, Jr., Feriel G. Hughes, Mary L. Kaminske, and Michael E. Reinhardt.

         MORTGAGE-BACKED AND RELATED SECURITIES. At December 31, 1997, net mortgage-backed and related securities totaled $92.8 million, or 12.9%, of total assets. Of this amount, $46.4 million was classified as held to maturity and $46.4 million was available for sale. At December 31, 1997, the market value of the net mortgage-backed and related securities portfolio totaled approximately $93.3 million. Management primarily invests in fixed-rate mortgage-backed and related securities with weighted average lives of five to seven years. Management believes that investing in short-term mortgage-backed and related securities limits the exposure to higher interest rates. During fiscal years 1997, $679,000 of mortgage-backed and related securities were purchased. These purchases were funded with public funds deposits, odd-term certificates of deposit and FHLB advances, instead of excess liquidity as in previous years. Also included in the mortgage-backed securities portfolio at December 31, 1997, was $80.0 million of collateralized mortgage obligations ("CMOs"), $7.5 million of pass-through securities issued by the FHLMC, $3.3 million of pass-through securities issued by the FNMA and $1.8 million of pass-through securities issued by the Government National Mortgage Association ("GNMA"). The FHLMC and FNMA pass-through securities are primarily comprised of five-year and seven-year balloon mortgage loans. The GNMA pass-through securities were purchased in the early 1980s and the loans underlying the GNMAs are well seasoned. A limited amount of mortgage-backed securities issued by the Agency for International Development ("AID") are also included in the portfolio. The AID mortgage-backed securities are fixed-rate instruments and are securitized with loans to Korea, Venezuela, and Israel. At December 31, 1997, AID mortgage-backed securities totaled $236,000. Such mortgage-backed securities are guaranteed by governmental agencies or quasi-governmental agencies of the United States Government. By investing in mortgage-backed and related securities, the Association lowers the credit risk of its asset base in exchange for lower yields than would typically be available on internally generated loans.

         CMOs  are  typically  issued  by  a  special-purpose   entity  (in  the
Association's case, private issuers), which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average durations for each bond than the underlying pass-through pools. Accordingly, under the CMO structure all principal paydowns from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off, and then to the next classes in order of priority. Substantially all of the CMOs held in the mortgage-backed and related securities portfolio consist of senior sequential tranches, primarily investments in one of the first three tranches of the CMO. By purchasing senior sequential tranches, management is attempting to ensure the cash flow associated with such an investment. Generally, such tranches have stated maturities ranging from 6.5 years to 30 years; however, because of prepayments, the expected weighted average life of these securities is less than the stated maturities. At December 31, 1997, the fixed-rate CMOs had coupon rates ranging from 6.0 % to12.0 % with a weighted average yield of 7.38%. The adjustable-rate CMOs are indexed to the London InterBank Offered Rate ("LIBOR") or to the Ten Year Treasury Index. Management's policy is to purchase tranches in CMOs which are deemed to be investment grade by the Federal Financial Institutions Examination Council
("FFIEC"). In the past, CMO residuals were purchased in which the repayment of principal is only made after the senior tranches of the CMO are repaid in full as to principal. Consequently, investments in CMO residuals are riskier than investments in senior sequential tranches because of their relatively junior position to moresenior tranches and the interest rate risk associated with such securities, in that they could result in a loss of a substantial portion of the original investment.

Cash flows from residual interests are very sensitive to prepayments and, therefore, contain a high degree of interest rate risk. Residual interests represent an ownership interest in the underlying collateral, subject to the first lien of the CMO investors. At December 31, 1997, the carrying value of the CMO residuals was $7,000. The Association no longer invests in CMO residuals.

         OTS regulations require the classification of CMOs as high-risk if they fail the FFIEC test. No CMOs are purchased which fail the FFIEC test at the time of purchase. The FFIEC test is reperformed annually during the life of the securities. During fiscal year 1997, one CMO issue totaling $9.3 million failed the FFIEC test and is classified as high-risk for OTS reporting purposes.

         The following tables set forth the carrying value of, and activity in, the mortgage-backed and related securities portfolio at the dates indicated.

                                                            AT DECEMBER 31,        AT SEPTEMBER 30,
                                                       --------------------------------------------
                                                           1997       1996          1996       1995
                                                           ----       ----          ----       ----
                                                                       (IN THOUSANDS)
Mortgage-backed and related securities:
 Held to maturity:
 CMOs                                                  $ 33,638   $ 37,359      $ 38,308   $ 57,586
 CMO residuals                                                7         15            20        118
 FHLMCs                                                   7,465      9,673         9,973     11,943
 GNMAs                                                    1,751      2,108         2,233      2,774
 FNMAs                                                    3,316      3,933         4,076      4,691
 AID loans                                                  236        317           335        387
 Total mortgage-backed and related securities held     --------   --------      --------   --------
  to maturity                                            46,413     53,405        54,945     77,499
                                                       --------   --------      --------   --------
 Available for sale: (shown at market value)
  CMOs                                                   46,350     51,974        53,318         --
                                                       --------   --------      --------   --------
 Total mortgage-backed and related securities
  available for sale                                     46,350     51,974        53,318         --
                                                       --------   --------      --------   --------
Total mortgage-backed and related securities           $ 92,763   $105,379      $108,263   $ 77,499
                                                       ========   ========      ========   ========

                                                                    THREE MONTHS
                                                     YEAR ENDED         ENDED         YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,     SEPTEMBER 30,
                                                     ---------------------------------------------
                                                         1997        1996         1996        1995
                                                         ----        ----         ----        ----
                                                                       (IN THOUSANDS)

Mortgage-backed and related securities at:
 Beginning of period                                  $105,379    $108,263      $ 77,499   $ 41,281
 Purchases                                                 679          --        43,703     41,549
 Calls                                                      --          --          (311)        --
 Sales                                                      --          --          (749)        --
 Repayments                                            (14,421)     (2,840)      (11,454)    (5,286)
 Discount (premium) amortization                           216          60           189        (45)
 Gain on call                                               --          --           254         --
 (Increase) decrease in market value available
   for sale (net)                                          910        (104)         (868)        --
                                                      --------     -------      --------   --------
 Mortgage-backed and related securities at
 end of period                                        $ 92,763    $105,379      $108,263   $ 77,499
                                                      ========    ========      ========   ========

         The   following   table  sets  forth  the   allocation  of  fixed-  and
adjustable-rate   mortgage-backed   and  related   securities  for  the  periods
indicated.

                                                          AT DECEMBER 31,                       AT SEPTEMBER 30,
                                               ----------------------------------------------------------------------------------
                                                     1997                   1996              1996                   1995
                                               -----------------      -----------------   -----------------     -----------------
                                                  $        %            $        %          $         %            $        %
                                               -----------------      -----------------   -----------------     -----------------
                                                                          (DOLLARS IN THOUSANDS)
Mortgage-backed and related securities, net:
   Held to maturity:
   Adjustable-rate CMOs                        $  3,028     3.26%    $  3,027     2.87%   $  3,030     2.80%     $ 3,980     5.14%
                                               --------   ------     --------   ------    --------   ------      -------   ------
   Fixed-rate:
      FHLMCs                                      7,465     8.05        9,673     9.18       9,973     9.21       11,943    15.41
      FNMAs                                       1,751     1.89        2,108     2.00       4,076     3.76        4,691     6.05
      GNMAs                                       3,316     3.57        3,933     3.73       2,233     2.06        2,774     3.58
      CMOs                                       30,617    33.01       34,347    32.59      35,298    32.60       53,724    69.32
      AID loans                                     236     0.25          317     0.30         335     0.32          387     0.50
                                               --------   ------     --------   ------    --------   ------      -------   ------

       Total fixed-rate                          43,385    46.77       50,378    47.81      51,915    47.95       73,519    94.86
                                               --------   ------     --------   ------    --------   ------      -------   ------
        Total mortgage-backed and
           related securities-held to
           maturity, net                         46,413    50.03       53,405    50.68      54,945    50.75      77,499    100.00
                                               --------   ------     --------   ------    --------   ------      -------   ------
   Available for sale: (at market value)
       Adjustable-rate CMOs                       3,331     3.59        3,594     3.41       3,670     3.39           --       --
       Fixed-rate CMOs                           43,019    46.38       48,380    45.91      49,648    45.86           --       --
                                               --------   ------     --------   ------    --------   ------      -------   ------
         Total mortgage-backed and related
             securities available for
                  sale, net                      46,350    49.97       51,974    49.32      53,318    49.25           --       --
                                               --------   ------     --------   ------    --------   ------      -------   ------
Total mortgage-backed and related              $ 92,763   100.00%    $105,379   100.00%   $108,263   100.00%     $77,499   100.00%
securities, net                                ========   ======     ========   ======    ========   ======      =======   ======

         INVESTMENTS. Investments purchased are comprised primarily of United States Government and agency obligations, mutual funds that invest in mortgage-backed securities and government and agency obligations, corporate debt securities and FHLB stock, as well as interest-earning deposits at the FHLB. The carrying value of the interest-earning deposits, investments and securities available for sale totaled $134.2 million or18.6% of total assets.

         The Association is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Association generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in loan origination and other activities. For further information regarding the investments see Notes 1, 2 and 3 to the Notes to Consolidated Financial Statements contained in Bankshares' Annual Report to Shareholders for the Year Ended December 31, 1997 (the "Annual Report") attached hereto as Exhibit 13.

         INTEREST-EARNING DEPOSITS. Excess funds are primarily invested on a daily basis in an interest-earning overnight account at the FHLB of Atlanta. The balance of this account was $13.6 million at December 31, 1997. Such funds are available to provide liquidity to meet lending requirements and daily operations.

         INVESTMENT SECURITIES. At December 31, 1997, investment securities included United States Government and agency obligations totaling $13.0 million, corporate debt issues totaling $8.3 million, and FHLB stock totaling $3.3 million.

         Included in corporate debt issues are asset-backed securities which include two debt securities secured by automobile loan receivables totaling $1.5 million at December 31, 1997 purchased during fiscal year 1994, the repayment of which is secured by automobile receivables. These securities are rated BBB or above by Standard & Poors and provide an effective yield of 6.29%. While these securities have a stated maturity of six years, it is expected because of prepayments that the receivables underlying the securities have a weighted average life of less than the stated maturities. Debt instruments which depend on the repayment of automobile loans involve a certain degree of risk since in the event that borrowers of the automobile loan default, the issuer of the security may have insufficient funds to repay the principal or interest of the security in accordance with its terms.

         The FHLB requires its members to own a required amount of FHLB stock. During 1996, the FHLB decided to begin redeeming all stock held by members in excess of the required amount. During October 1996, the Association received $2.5 million leaving a FHLB stock balance of $2.9 million. Since that time, due to the growth of the Association's balance sheet, purchases of $400,000 have occurred. At December 31, 1997, FHLB stock totaled $3.3 million.

         SECURITIES AVAILABLE FOR SALE. Securities available for sale are carried on the books at fair value as required by FASB No. 115 and totaled $95.9 million at December 31, 1997. Included in securities available for sale are equity securities totaling $23,000, mutual funds totaling $40.7 million, and United States Government and agency obligations totaling $55.2 million.

         Mutual fund investments include mutual funds that invest primarily in mortgage-backed securities and government and agency securities, and are classified as available for sale for accounting purposes. The mutual funds which invest in mortgage-backed securities have characteristics similar to the mortgage-backed securities in which they invest. Mutual fund investments include approximately $35.7 million in funds which invest in adjustable-rate mortgage-backed securities issued by FNMA, FHLMC and GNMA, as well as CMOs and real estate mortgage investment conduits and other securities collateralized by or representing interests in real estate mortgages, and approximately $5.0 million in funds which invest in asset backed, corporate and CMO obligations.

         INVESTMENT PORTFOLIO. The following tables set forth the carrying value of the investment portfolio and securities available for sale at the dates indicated. At December 31, 1997, the market value of the investments was approximately $138.4 million. The market value of investments and securities available for sale includes interest-earning deposits and FHLB stock at book value, which approximates market value.

                                                                  AT DECEMBER 31,                  AT SEPTEMBER 30,
                                                        ------------------------------------- -----------------------------
                                                              1997               1996             1996           1995
                                                              ----               ----             ----           ----
                                                                                     (IN THOUSANDS)
Interest-earning deposits:
  FHLB-Atlanta                                               $ 13,621           $ 28,695          $ 28,580       $ 28,171
  Other deposits                                                   --                200               600          1,200
                                                             --------           --------          --------       --------
    Total interest-earning deposits                            13,621             28,895            29,180         29,371
                                                             --------           --------          --------       --------
Investment securities:
  United States Government and agency obligations              13,039             11,701            11,691         38,987
  Corporate debt issues                                         8,349             10,138            10,602         13,692
  Certificates of deposit                                          --                 --                --          7,000
  FHLB stock                                                    3,264              2,864             5,384          7,384
                                                             --------           --------          --------       --------
    Total investment securities                                24,652             24,703            27,677         67,063
                                                             --------           --------          --------       --------
Securities available for sale:
 (shown at fair value)
  Equity securities (1)                                            23                 14               115             96
  Mutual funds                                                 40,721             43,067            42,912         26,932
  United States Government and agency obligations              55,175             28,097            27,942             --
                                                             --------           --------          --------       --------
    Total securities available for sale                        95,919             71,178            70,969         27,028
                                                             --------           --------          --------       --------
    Total investment portfolio                               $134,192           $124,776          $127,826       $123,462
                                                             ========           ========          ========       ========


(1) Consists of $23,000,  $14,000,  $14,000, and $10,000 in FNMA stock which was purchased in order for the Association to qualify as a FNMA sevicer for the years ended December 31, 1997 and 1996, and September 30, 1996 and 1995, respectively, and $0, $0, $101,000, and $86,000 in securities issued by the Financial Institutions Insurance Group Limited for the years ended December 31, 1997 and 1996 and September 30, 1996 and 1995, respectively.

         SECURITIES PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the investment securities and securities available for sale at December 31, 1997.

                                                       At December 31, 1997
                                            ------------------------------------------
                                             One Year Or Less      One To Five Years
                                             ----------------      -----------------
                                                       Annualized           Annualized
                                                        Weighted             Weighted
                                            Carrying    Average   Carrying   Average
                                              Value      Yield      Value     Yield
                                            --------    -------   --------   -------
                                                      (Dollars in Thousands)

Interest-earning deposits:
  FHLB of Atlanta                           $13,621        5.20%   $    --       --%
                                            -------       -----    -------    -----
  Total interest-earning deposits            13,621        5.20         --       --
                                            -------       -----    -------    -----

Investment securities:
  United States Government
    and agency obligations                    1,250       10.99         --       --
  Corporate debt issues                          --          --      1,493     6.32
  FHLB stock                                     --          --         --       --
                                            -------       -----    -------    -----
    Total investment securities               1,250       10.99      1,493     6.32
                                            -------       -----    -------    -----

Securities available for sale:
  United States Government
   and agency obligations                     5,000        5.89     44,835     6.40
  Equity securities                              23        1.33         --       --
  Mutual funds:                              40,721        5.93         --       --
                                            -------       -----    -------    -----
   Total securities available
      for sale                               45,744        5.92     44,835     6.40
                                            -------       -----    -------    -----
  Total investment securities and
   securities available for sale             46,994        6.06     46,328     6.40
                                            -------       -----    -------    -----
    Total securities portfolio              $60,615        5.86%   $46,328     6.40%
                                            =======       =====    =======    =====

                                                       At December 31, 1997
                                            ------------------------------------------
                                             Five To Ten Years     More Than Ten Years
                                             -----------------     -------------------
                                                       Annualized             Annualized           Total                  Annualized
                                                        Weighted               Weighted     ------------------   Average    Weighted
                                            Carrying    Average    Carrying    Average      Carrying    Market   Life in     Average
                                              Value      Yield       Value      Yield        Value      Value    Years (1)    Yield
                                            ---------   -------    ---------   -------      --------    ------   -----      -------
                                                                        (Dollars in Thousands)
Interest-earning deposits:
  FHLB of Atlanta                           $     --        --%    $     --       --%       $ 13,621   $ 13,621      --       5.20%
                                            --------     -----     --------    -----        --------   --------              -----
  Total interest-earning deposits                 --        --           --       --          13,621     13,621      --       5.20
                                            --------     -----     --------    -----        --------   --------              -----

Investment securities:
  United States Government
   and agency obligations                     11,284     11.33          505     9.36          13,039     17,204    5.44      11.22
  Corporate debt issues                           --        --        6,856     6.27           8,349      8,655   10.10       6.28
  FHLB stock                                      --        --        3,264     7.25           3,264      3.264      --       7.25
                                            --------     -----     --------    -----        --------   --------   -----      -----
    Total investment securities               11,284     11.33       10,625     6.71          24,652     29,123    7.26       8.16
                                            --------     -----     --------    -----        --------   --------   -----      -----

Securities available for sale:
  United States Government
   and agency obligations                      5,340      6.99           --       --          55,175     55,175    4.18       6.39
  Equity securities                               --        --           --       --              23         23      --       1.33
  Mutual funds:                                   --        --           --       --          40,721     40,721      --       5.93
                                            --------     -----     --------    -----        --------   --------   -----      -----
    Total securities available
       for sale                                5,340      6.99           --       --          95,919     95,919    4.18       6.20
                                            --------     -----     --------    -----        --------   --------   -----      -----
  Total investment securities and
   securities available for sale              16,624      9.94       10,625     6.71         120,571    125,042    5.04       6.61
                                            --------     -----     --------    -----        --------   --------   -----      -----
    Total securities portfolio              $ 16,624      9,94%    $ 10,625     6.71%       $134,192   $138,663    5.04       6.48%
                                            ========     =====     ========    =====        ========   ========   =====      =====

------------------------
(1) Total weighted average life in years calculated only on United States Government and agency obligations.

SOURCES OF FUNDS

         GENERAL. Deposits are the major source of funds for lending and other investment purposes. In addition to deposits, funds are derived from the amortization and prepayment of loans and mortgage-backed and related securities, the maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         DEPOSITS. Consumer and commercial deposits are attracted principally from within the market area through the offering of a broad selection of deposit instruments including non-interest-bearing demand accounts, NOW accounts, passbook savings, money market deposit accounts, term certificate accounts and individual retirement accounts. While deposits of $100,000 or more are accepted, premium rates for such deposits are not currently offered. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. A management committee meets weekly to evaluate the internal cost of funds, survey rates offered by competing institutions, review the Association's cash flow requirements for lending and liquidity and the amount of certificates of deposit maturing in the upcoming weeks. This committee executes rate changes when deemed appropriate. Funds are not obtained through brokers, nor are funds solicited outside the Association's market area.

         The following table sets forth information regarding interest rates, terms, minimum amounts and balances of deposits as of December 31, 1997.

    WEIGHTED                                                                                               PERCENTAGE
     AVERAGE            MINIMUM                                              MINIMUM                        OF TOTAL
  INTEREST RATE          TERM          CHECKING AND SAVINGS DEPOSITS (1)     AMOUNT          BALANCES       DEPOSITS
  -------------          ----          ------------------------------        ------          --------      ----------
                                                                                         (IN THOUSANDS)
      0.00%              None         Non-interest-bearing account             None          $ 24,715          4.49%
      1.00               None         NOW accounts                         $    100            69,862         12.69
      1.73               None         Passbook accounts                         100            30,221          5.49
      3.40               None         Money market deposit accounts           1,000            78,832         14.31
                                                                                             --------        ------
                                      Total checking and savings deposits                     203,630         36.98
                                                                                             --------        ------

                                          CERTIFICATES OF DEPOSIT (1)
                                          -----------------------

      4.71        1 - 5 months        Fixed term, fixed-rate                  1,000            12,531          2.28
      5.04        6-11 months         Fixed term, fixed-rate                  1,000            54,099          9.82
      5.60        12-17 months        Fixed term, fixed-rate                  1,000           165,026         29.97
      5.68        24-30 months        Fixed term, fixed-rate                  1,000            36,654          6.65
      5.96        36-47 months        Fixed term, fixed-rate                  1,000            15,358          2.79
      5.93        48-59 months        Fixed term, fixed-rate                  1,000             2,335          0.42
      6.11        Over 60 months      Fixed term, fixed-rate                  1,000            58,342         10.59
      1.73        Various             Fixed term, fixed-rate                  1,000             1,436          0.26
      5.03        Various             Negotiated Jumbo                      100,000             1,297          0.24
                                                                                             --------        ------
                                      Total certificates of deposit                           347,078         63.02
                                                                                             --------        ------
                                      Total deposits                                         $550,708        100.00%
                                                                                             ========        ======

---------------------------------------------------------------------
(1) IRA and KEOGH accounts are generally offered throughout all terms stated above with balances of $45.0 million and $1.4 million, respectively.

         The following tables sets forth the change in dollar amount in the various types of savings accounts offered between the dates indicated:

                                 Balance    Percent                     Balance     Percent
                                   at          of            Incr.         at          of        Incr.
                                12/31/97    Deposits        (Decr.)     12/31/96     Deposits    (Decr.)
                               -------------------------------------------------------------------------

Non-interest-bearing demand
  accounts                     $ 24,715       4.49%          6,088      $ 18,627      3.63%    $   (905)
NOW accounts                     69,862      12.69           2,786        67,076     13.06        3,978
Passbooks                        30,221       5.49            (600)       30,821      6.00          (54)
Money market deposit
  accounts                       78,832      14.31           9,318        69,514     13.53           93
Time deposits which mature:
  Within 12 months              260,772      47.35           6,975       253,797     49.40       13,557
  Within 12-36 months            58,794      10.67          17,590        41,204      8.02       (1,510)
  Beyond 36 months               27,512       5.00          (5,158)       32,670      6.36         (379)
                               --------     ------        --------      --------    ------     --------
    Total                      $550,708     100.00%       $ 36,999      $513,709    100.00%    $ 14,780
                               ========     ======        ========      ========    ======     ========

                                 Balance    Percent                 Balance    Percent
                                   at         of         Incr.        at           of
                                 9/30/96    Deposits     (Decr.)    9/30/95    Deposits
                               --------------------------------------------------------
                                              (Dollars in Thousands)
Non-interest-bearing demand
   accounts                      $  19,532     3.91%    $  4,688    $ 14,844      3.39%
NOW accounts                        63,098    12.65         (763)     63,861     14.60
Passbooks                           30,875     6.19        1,174      29,701      6.79
Money market deposit
   accounts                         69,421    13.91       (6,299)     75,720     17.32
Time deposits which mature:
  Within 12 months                 240,240    48.15       46,740     193,500     44.24
  Within 12-36 months               42,714     8.56       10,290      32,424      7.41
  Beyond 36 months                  33,049     6.63        5,723      27,326      6.25
                                  --------   ------     --------    --------    ------
    Total                         $498,929   100.00%    $ 61,553    $437,376    100.00%
                                  ========   ======     ========    ========    ======

         The following table sets forth the certificates of deposit classified by rates as of the dates indicated.

                           AT DECEMBER 31,        AT SEPTEMBER 30,
                         -----------------------------------------
                             1997       1996       1996       1995
                             ----       ----       ----       ----
Rate                                  (IN THOUSANDS)

3.00% or less            $  1,436   $  1,035   $  1,600   $    930
3.01 - 3.99%                   11        598        903      5,257
4.00 - 4.99%               35,699     51,484     80,831     55,583
5.00 - 5.99%              262,029    232,313    193,281    108,608
6.00 - 6.99%               39,186     33,568     29,571     70,456
7.00 - 7.99%                8,717      8,673      9,817     12,416
                         --------   --------   --------   --------
                         $347,078   $327,671   $316,003   $253,250
                         ========   ========   ========   ========


         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at December 31, 1997.

                                                                    AMOUNT DUE
                                   ----------------------------------------------------------------------------
                                     LESS THAN      1-2        2-3        3-4      4-5       AFTER 5
                                     ONE YEAR      YEARS      YEARS      YEARS    YEARS       YEARS      TOTAL
                                     -------       -----      -----      -----    -----       -----      -----

RATE                                                            (IN THOUSANDS)
3.00% or less                        $     25   $     38   $      2   $     30   $    114   $  1,227   $  1,436
3.01 - 3.99%                               --         --         11         --         --         --         11
4.00 - 4.99%                           34,693      1,006         --         --         --         --     35,699
5.00 - 5.99%                          219,566     21,680     10,841      3,096      6,846         --    262,029
6.00 - 6.99%                            6,488      7,860      8,639      8,094      8,105         --     39,186
7.00 - 7.99%                               --        378      8,339         --         --         --      8,717
                                     --------   --------   --------   --------   --------   --------   --------
                                     $260,772   $ 30,962   $ 27,832   $ 11,220   $ 15,065   $  1,227   $347,078
                                     ========   ========   ========   ========   ========   ========   ========

         The following table indicates the amount of negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                              CERTIFICATES
                                                               OF DEPOSIT
                                                               OF $100,000
                  REMAINING MATURITY                            OR MORE
                  ------------------                       ------------------
                                                             (IN THOUSANDS)

                  Three months or less                           $16,919
                  Three through six months                        13,460
                  Six through twelve months                       10,491
                  Over twelve months                              14,188
                                                                 -------
                   Total                                         $55,058
                                                                 =======

         Deposits are used to fund loan originations, the purchase of securities and for general business purposes. The deposit growth in fiscal year 1997 of $37.0 million reflected the use of odd-term and promotional certificate of deposit products, the opening of three new branch offices, as well as increased retail deposits generated by aggressive, competitive pricing of such products in the market area.

         The following table sets forth the net changes in the deposit activities for the periods indicated:

                                                    THREE MONTHS
                                       YEAR ENDED       ENDED             YEARS ENDED
                                       DECEMBER 31,   DECEMBER 31,       SEPTEMBER 30,
                                      -----------------------------------------------------
                                          1997           1996        1996            1995
                                          ----           ----        ----            ----
                                                          (IN THOUSANDS)
Deposits                              $ 2,433,375   $   554,294   $ 2,158,898   $ 1,952,009
Withdrawals                             2,416,860       549,264     2,114,903     1,988,577
                                      -----------   -----------   -----------   -----------
Net increase (decrease) before
 interest credited                         16,515         5,030        43,995       (36,568)
Interest credited                          20,484         9,750        17,558        13,965
                                      -----------   -----------   -----------   -----------
Net increase (decrease) in deposits   $    36,999   $    14,780   $    61,553   $   (22,603)
                                      ===========   ===========   ===========   ===========

         BORROWINGS. Savings deposits are the primary source of funds for lending and investment activities and for general business purposes. If the need arises, advances from the FHLB may be used to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Association's stock in the FHLB and a blanket floating lien on the Association's one- to four-family first mortgage loans. At December 31, 1997, $57.3 million of FHLB advances were outstanding with a weighted average interest rate of 6.25%.

         The FHLB functions as a central reserve bank providing credit for the Association and other member savings institutions and financial institutions. As a member, the Association is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Association, although the Association periodically utilizes its ability to access advances in order to take advantage of investment opportunities which may arise.

         On September 30, 1983, the Association sold two of its branches to another financial institution. Under terms of the sale, the Association issued a 10.94%, 30-year term mortgage-backed bond (the "Bond") for approximately $41.6 million. The Bond issue has a stated interest rate which was less than the market rate (assumed to have been 17.53 %) for similar debt at the effective date of the sale. Accordingly, a discount was recorded on the Bond which is being accreted on the interest method of accounting over the life of the Bond. The Bond bears an interest rate that is adjustable semi-annually on each April 1 and October 1 to reflect changes in the average of the United States 10-year and 30-year long-term bond rates. At December 31, 1997, the outstanding balance of the Bond was $16.3 million with a rate of 10.49%. For further information on the Bond, see Note 15 to the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         On October 24, 1994, in connection with the Association's Plan of Reorganization into a mutual holding company, the Association established an Employee Stock Ownership Plan ("ESOP") for all eligible employees. The ESOP purchase of 190,388 shares of common stock in the common market is funded by a loan currently held by an unaffliated financial institution. The loan is being repaid from the Association's contributions to the ESOP over a period of up to seven years and had an outstanding balance of $1.4 million at December 31, 1997. The loan bears interest at a monthly average of the Federal Funds high and low rate plus 2.35%, which was 9.60% at December 31, 1997. Subsequent to December 31, 1997, Bankshares loaned sufficient funds to the ESOP to permit the ESOP to repay the loan to the unaffiliated lender. The terms of the loan to the ESOP from Bankshares are substantially identical to those of the loan from the unaffiliated lender, however, the interest rate used will be the New York prime rate. The Association may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of Common Stock, which may be acquired through the purchase of outstanding shares in the market or from individual shareholders, upon the original issuance of additional shares by the Association or upon the sale of treasury shares by the Association. Such purchases, if made, would be funded through additional borrowings by the ESOP or additional contributions from the Association. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions. For further information, see Note 14 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as
Exhibit 13.

         The following table sets forth the source, balance, and rate of borrowings for the year ended December 31, 1997, for the three months ended December 31, 1996, and for the years September 30, 1996, and 1995.


                                 DURING THE    DURING THE
                                   YEAR        THREE MONTHS    DURING THE
                                  ENDED          ENDED         YEAR ENDED
                                 DECEMBER 31,  DECEMBER 31,    SEPTEMBER 30,
                                 ----------------------------------------------
                                     1997        1996       1996         1995
                                     ----        ----       ----         ----
                                              (DOLLARS IN THOUSANDS)

FHLB advances:
 Maximum month-end balance        $57,341    $36,350       $36,350    $18,679
 Balance at end of period          57,341     34,763        36,350     18,200
 Average balance (1)               42,952     35,657        22,110      3,846
Weighted average interest rate
during the period                    6.38%      6.72%         6.36%     10.80%
Weighted average interest rate
at end of period                     6.25%      6.69%         6.70%      6.86%

Mortgage-backed bond:
 Maximum month-end balance        $17,312    $18,204       $18,660    $19,618
 Balance at end of period          16,333     17,230        17,454     18,344
 Average balance (1)               16,888     17,428        18,033     19,030
Weighted average interest rate
during the period                   10.94%     11.17%        10.41%     11.72%
Weighted average interest
rate at end of period               10.49%     11.19%        10.52%     11.65%

ESOP loan:
 Maximum month-end balance        $ 1,817    $ 1,966       $ 2,409    $ 2,776
 Balance at end of period           1,424      1,915         2,114      2,557
 Average balance (1)                1,681      1,978         2,273      2,257
Weighted average interest during
the period                           7.85%      8.72%         7.98%      8.83%
Weighted average interest rate
at end of period                     9.60%      7.76%         7.77%      8.20%
-------------------------------------------------------------
            (1) Computed on the basis of  month-end balances.

SUBSIDIARY ACTIVITIES

         The Association currently has one active subsidiary. ComFed, Inc. was formed in February 1971 for the purpose of owning and operating an insurance agency, Community Insurance Agency, which sells property and casualty insurance. ComFed, Inc. also receives income and incurs related expenses from the sale of third party mutual funds and annuities. Such third party mutual funds and annuities include products widely marketed to the investing public and have investment advisors that are not affiliated with ComFed, Inc. For the year ended December 31, 1997, ComFed, Inc. reported net income of $35,000. At December 31, 1997, the Association had an equity investment in ComFed, Inc. of $73,000.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), SAIF-insured institutions are required to provide 30 days advance notice to the OTS and FDIC before establishing or acquiring a subsidiary or conducting a new activity in a subsidiary. The insured institution must also provide the FDIC and the OTS such information as may be required by applicable regulations and must conduct the activity in accordance with the rules and orders of the OTS.

         In addition to other enforcement and supervision powers, the OTS may determine after notice and opportunity for a hearing that the continuation of an institution's ownership of or relation to a subsidiary (i) constitutes a serious risk to the safety, soundness or stability of the institution; or (ii) is inconsistent with the purposes of FIRREA. Upon the making of such a determination, the OTS may order the institution to divest the subsidiary or take other actions.

CONTINGENCIES

         The Association has completed its investigation of a possible former employee defalcation which may have occurred for several years. The Association maintains insurance to cover possible defalcation losses with a claim deductible of $200,000. A liability for the amount of the deductible was established during the year ended September 30, 1996. The Association notified its insurance company of the potential claim and the insurance company acknowledged coverage. The insurance company has completed its due diligence related to the claim. The Association and insurance company are currently negotiating the final settlement. Management does not believe that the claim will have any material effect on its financial position or results of its operations.

REGULATION

         As a federally chartered SAIF-insured savings and loan association, the Association is subject to examination, supervision and extensive regulation by the OTS and the FDIC. The Association is a member of and owns stock in the FHLB of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors.

         The Association also is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. Bankshares and ComFed are also subject to supervision and regulation by the OTS.

         The OTS regularly examines the Association and prepares reports for the consideration of the Association's Board of Directors on any deficiencies that they may find in the Association's operations. The FDIC also examines the Association in its role as the administrator of the SAIF. The Association's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on Bankshares and the Association and their operations.

INDUSTRY RECAPITALIZATION OF SAIF

         The deposits of savings and loans, such as the Association, are presently insured by the SAIF. SAIF and the Bank Insurance Fund ("BIF") are the two insurance funds administered by the FDIC. On August 8, 1995, in recognition of BIF achieving its mandated reserve ratio, the FDIC revised the premium schedule for BIF members to provide a new range of .04% to .31% of deposits (as compared to the then existing range of .23% to .31% of deposits for BIF and SAIF insured institutions). Subsequent revisions in such schedule resulted in most BIF-insured institutions paying the statutory annual minimum premium of $2,000. As a result, well capitalized and healthy BIF members paid significantly lower premiums than SAIF-insured institutions. Without a substantial increase in premium rates, or the imposition of special assessments or other significant developments, such as a merger of SAIF and BIF, it was not anticipated that SAIF would be adequately recapitalized until 2002. As a result of the disparity in BIF and SAIF premium rates, SAIF members were placed at a significant competitive disadvantage in relation to BIF members with respect to pricing of loans and deposits and the ability to lower their operating costs.

         On September 30, 1996 Congress passed, and the President signed, the Deposit Insurance Funds Act of 1996 (the "DIF") which mandated that all institutions which have deposits are insured by SAIF were required to pay a one-time special assessment of 65.7 basis points on SAIF-insured deposits (subject to adjustment for certain types of banks with SAIF deposits) that were held at March 31,1995 payable by November 27, 1996 to recapitalize the SAIF. The assessment increased the SAIF's reserve ratio to a comparable level to that of the BIF at 1.25% of total insured deposits. The Association's share of this special assessment totaled $2.8 million and is reflected in the 1996 operating results. The FDIC, in connection with the recapitalization, also lowered SAIF premiums from $0.23 per $100 to $0.065 per $100 of insured deposits beginning in January 1997.

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law. FDICIA primarily addresses the recapitalization of the FDIC, which insures the deposits of commercial banks and savings and loan associations. In addition, FDICIA established a number of new mandatory supervisory measures for savings associations and banks.

         STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires the federal bank regulatory agencies to prescribe regulatory standards for all insured depository institutions and depository institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits which could lead to material financial loss. In addition, the federal banking regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies. In July 1995, the federal banking agencies, including the OTS and the FDIC, adopted final rules regarding implementation of these standards.

         FINANCIAL MANAGEMENT REQUIREMENTS. Pursuant to FDICIA, in May 1993, the FDIC adopted rules establishing annual independent audits and financial reporting requirements for all depository institutions with assets of more than $500 million. The rules also establish new requirements for the composition, duties, and authority of such institutions' audit committees and boards of directors, effective in fiscal years beginning after September 30, 1993. Among other things, all depository institutions with assets in excess of $500 million are required to prepare and make available to the public annual reports on their financial condition and management, including statements of management's responsibility under regulations relating to safety and soundness, and an assessment of the institution's compliance with internal controls, laws and regulations. The institution's independent auditors are required to attest to these management assessments. Each such institution also is required to have an audit committee composed of independent directors. Audit committees of large institutions (institutions with assets exceeding $3.0 billion) must: (i) include members with banking or related financial management experience; (ii) have the ability to engage their own independent legal counsel; and (iii) must not include as members any large customers (as defined) of the institution.

         PROMPT CORRECTIVE ACTION REGULATION. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective on December 19, 1992, the OTS and the other banking regulators established five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") and to take certain mandatory supervisory actions (and are authorized to take other discretionary actions) with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, FDICIA requires the requisite banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized.

         Under the OTS rule implementing the prompt corrective action provisions, a savings institution that: (i) has a total risk-based capital ratio of 10.0% or greater, a Tier I (core) risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater; and (ii) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS, is deemed to be well-capitalized. An institution with a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater, is considered to be adequately capitalized. A savings institution that has a total risk-based capital ratio of less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio that is less than 4.0 % is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio of less than 6.0%, a Tier I risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0%, is considered to be significantly undercapitalized. A savings institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier I capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets except certain purchased mortgage servicing rights and qualifying supervisory goodwill. At December 31, 1997, the Association was in the "well capitalized" category.

         FDICIA authorizes the appropriate federal banking agency, after notice and an opportunity for a hearing, to treat a well-capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital classification if it is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subjected to the restrictions applicable to significantly undercapitalized institutions.

         OTHER DEPOSIT INSURANCE REFORMS. FDICIA amended the FDI Act to prohibit insured depository institutions that are not well-capitalized from accepting brokered deposits unless a waiver has been obtained from the FDIC. Deposit brokers are required to register with the FDIC.

         The FDIC is required to establish a risk-based assessment system for deposit insurance to become effective no later than January 1, 1993. The FDIC established a transactional risk-based insurance assessment system which is effective for the semi-annual assessment period beginning January 1, 1993.
Furthermore, the FDIC has proposed a risk-based system to replace the transitional system and is in the process of adopting final regulations with respect to this matter. FDICIA also authorizes the FDIC to privately reinsure up to 10% of its risk loss with respect to an institution and base its assessment on the cost of such reinsurance.

FEDERAL REGULATIONS

         REGULATORY CAPITAL. The OTS capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement."

         Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

         Under the leverage capital requirement adopted by the OTS, associations maintain "capital" in an amount equal to at least 3% of adjusted total assets. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles ("GAAP"), and "qualifying supervisory goodwill," less non-qualifying intangible assets. At December 31, 1997, the Association's ratio of core capital to total adjusted assets was 9.8%.

         Under the risk-based capital requirement, a savings association must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one- to four-family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at December 31, 1997, represented 72.2% of the total loans receivable, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions can add back unrealized losses and deduct unrealized gains net of taxes, on debt securities reported as a separate component of GAAP capital.

         The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1997 the Association had no investments subject to a deduction from tangible capital.

         The OTS amended its risk-based capital requirements that would require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings association is considered to have a " normal " level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an association's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, the OTS has recently indicated that no savings association will be required to deduct capital for interest rate risk until further notice.

         The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from paying any dividends.

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Atlanta, which is one of the 12 regional FHLBs. As a member of the FHLB, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. During 1996, the FHLB required all stockholders with stock in excess of the required amount to redeem the excess stock at par. The Association's excess was $4.5 million of which $2.0 million was redeemed during fiscal year 1996, with the remaining $2.5 million being redeemed by the FHLB during fiscal year 1997. During 1997, due to increases in the loan portfolio and FHLB advances, the Association was required to purchase an additional $400,000 in FHLB stock, resulting in FHLB stock totaling $3.3 million at December 31, 1997. In past years, the Association has received dividends on its FHLB stock. Such dividends were 7.25% for the fiscal years ended December 31, 1997 and 1996. Certain provisions of FIRREA require all 12 FHLBs to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

         Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board (the "FHFB").

         QUALIFIED THRIFT LENDER TEST. The Qualified Thrift Lender ("QTL") test, requires that a savings association maintain either at least 65 % of its total tangible assets in "qualified thrift investments" on an average basis in nine out of every twelve months in accordance with the Home Owners' Loan Act ("HOLA"), or meet the requirements to qualify as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended ("Code"). The Association is a domestic building and loan association as defined in the Code.

         For purposes of the test under HOLA, portfolio assets are defined as the total assets of the savings association minus goodwill and other intangible assets, the value of property used by the savings association to conduct its business, and liquid assets not to exceed 20% of the savings association's total assets.

         Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans, and loans on the security of other residential real estate and mobile homes as well as consumer loans and small business loans are "qualified thrift investments," as are shares of stock of an FHLB, investments or deposits in other insured institutions, securities issued by the FNMA, FHLMC, GNMA, or the RTC Financing Corporation and other mortgage-related securities. Investments in nonsubsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

         A savings institution that fails to become or maintain its status as a qualified thrift lender must either become a bank (other than a savings and loan association) or be subject to certain restrictions. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the QTL test.

         As of December 31, 1997, the Association was in compliance with the QTL
requirement  with  approximately   80.0%  of  the  Association's   assets  being
"qualified thrift investments."

         LIQUIDITY REQUIREMENTS. Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5.0%.

         For purposes of this ratio, liquid assets include specified short-term assets (such as cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets such as United States Treasury obligations of more than one and less than five years and federal agency obligations with a minimum term of 18 months. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of the liquidity requirements. The monthly average liquidity ratio of the Association for December 1997 was 14.2% and exceeded the then applicable requirement of 5.0%.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Association's deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC. This insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured associations. It also may prohibit any insured association from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after first giving the OTS an opportunity to take such action.

         Pursuant to the FDICIA, the FDIC has issued a new regulation that imposes, on a transitional basis, a risk-based deposit insurance premium based on the condition of the insured institution, and that increases the average assessment rate paid by insured institutions. The risk-based system, which applies to insured members, establishes nine assessment risk classifications; an institution assigned to the highest risk classification will pay deposit insurance premiums at a rate of 0.27% while an institution assigned to the lowest risk classification will pay a premium of 0.00%.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed by an agreement with the FDIC. The FDIC also may suspend deposit insurance temporarily for any savings association during the hearing process for the permanent termination of insurance, if the association has no tangible capital. If insurance of accounts is terminated, the insured accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

         OTS REGULATORY ASSESSMENTS. As a result of FIRREA, the OTS will not receive funds from contributions of the FHLBs and the insurance funds in order to fund its operations. The OTS has adopted a regulation to assess fees to fund its operations and expenses. These fees include: (i) semi-annual assessments based on the consolidated assets of a savings association; (ii) fees of $485 per day, per examiner, to cover the costs of examinations of savings associations, holding companies, subsidiaries, and their affiliates; (iii) application fees which apply to nearly all regulatory and securities applications and filings; and (iv) fees to recover the costs of OTS seminars and publications. Based on its assets at December 31, 1997, the Association is required to pay a semi-annual assessment of approximately $76,000.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. An institution that meets its minimum regulatory capital requirement before and after its capital distribution ("Tier 2 Association") may, after prior notice but without the approval of the OTS, make capital distributions of up to 75% of its net income over the most recent four quarter period. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution or has been notified that it needs more than normal supervision ("Tier 3 Association") may not make any capital distributions without the prior approval of the OTS. As of December 31, 1997, the Association was a Tier 1 Association.

         LOAN-TO-VALUE LIMITATIONS. As required by FDICIA, the banking agencies, including the OTS, recently adopted regulations that require insured depository institutions to adopt and maintain a written policy that establishes appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate, or are made for the purpose of constructing buildings or other improvements. In addition, the regulations establish maximum loan-to-value limits for certain categories of loans. A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, one- to four-family residential property. The regulations state that for my such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The Association's current internal loan-to-value limits are less than the maximum established by the regulation.

HOLDING COMPANY REGULATION

         Upon completion of the Reorganization, Bankshares became a savings and loan holding company within the meaning of Section 10(o) of the HOLA. Under the terms of the OTS approval of the Reorganization, Bankshares was limited to the powers permitted to mutual holding companies. As such, Bankshares is registered with and is subject to OTS examination and supervision as well as certain reporting requirements. In addition, the operations of Bankshares are subject to the regulations promulgated by the OTS from time to time. As an insured subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in dealing with Bankshares and with other persons affiliated with Bankshares, and continues to be subject to examination and supervision by the OTS and the FDIC.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, from: (i) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval; (ii) acquiring more than 5% of the voting shares of another insured institution (or holding company thereof which is not a subsidiary), subject to certain exceptions; (iii) acquiring through merger, consolidation or purchase of assets, another savings association or holding company thereof, or acquiring all or substantially all of the assets of such institution (or holding company thereof) without prior OTS approval; or (iv) acquiring control of a savings association not insured by the SAIF (except through a merger with and into the holding company's savings association subsidiary that is approved by the OTS). A savings and loan holding company may acquire up to 15% of the voting shares of an undercapitalized savings association. A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has principal offices outside of the state where the principal offices of its subsidiary institution is located, except: (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if the holding company controlled (as defined) such insured institution as of March

5, 1987; or (iii) if the laws of the state in which the insured institution to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located, or by a holding company that controls such a state chartered association. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any SAIF-insured institution that is not a subsidiary of such holding company. If the OTS approves such an acquisition, any holding company controlled by such officer, director or person shall be subject to the activities limitations that apply to multiple savings and loan holding companies, unless certain supervisory exceptions apply.

         RESTRICTIONS  APPLICABLE  TO  MUTUAL  HOLDING  COMPANIES.  Pursuant  to
Section 10(o) of the HOLA and the Regulations, a mutual holding company may engage in the following activities:

             (i)        Investing in the stock of a savings association.

            (ii) Acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company.

           (iii) Merging with or acquiring another holding company, one of whose subsidiaries is a savings association.

            (iv) Investing in a corporation the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices.

             (v) Furnishing or performing management services for a savings association subsidiary of such company.

            (vi)        Holding,   managing,  or  liquidating  assets  owned  or
                        acquired from a savings association subsidiary of such company.

           (vii) Holding or managing properties used or occupied by a savings association subsidiary of such company.

          (viii)        Acting as trustee under deed of trust.

            (ix) Any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987.

             (x) Purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the OTS.

         If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any non-conforming activities and divest of any nonconforming investments.

TRANSACTIONS WITH AFFILIATES

         Section 11 of HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"). Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially, the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Management believes that the Association is in compliance with the requirements of Sections 23A and 23B. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of the HOLA places three other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the Director is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

         Extensions of credit by the Association to executive officers, directors, and principal shareholders of Bankshares and related interests of such persons are subject to Sections 22 (g) and 22(h) of the FRA and Subpart A of the Federal Reserve Board's Regulation 0. These rules prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, and/or when the aggregate amount outstanding to all such individuals exceeds the institution's unimpaired capital and unimpaired surplus. The rules identify limited circumstances in which an institution is permitted to extend credit to executive officers. Management believes that the Association is in compliance with Sections 22(g) and 22(h) of the FRA and Subpart A of the Federal Reserve Board's Regulation 0.

THE FEDERAL RESERVE SYSTEM

         Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1997, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

         Savings associations are authorized to borrow from a Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from a Federal Reserve Bank.

                           FEDERAL AND STATE TAXATION
FEDERAL TAXATION

         For federal income tax purposes, Bankshares files a consolidated federal income tax return with the Association on a fiscal year basis. Since ComFed owns less than 80% of the outstanding Common Stock of Bankshares, ComFed is not permitted to file a consolidated federal income tax return with Bankshares. Because ComFed has nominal assets other than the stock of Bankshares, it has no material federal income tax liability.

         On May 13, 1997, permission was received from the Internal Revenue Service ("IRS") to change the accounting period, for federal income tax purposes, from September 30th to December 31st, effective December 31, 1996.

         Bankshares, ComFed and the Association are subject to the rules of federal income taxation generally applicable to corporations under the Code. Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, savings and loan associations and savings associations such as the Association, which meet certain tests prescribed by the Code may benefit from favorable provisions regarding deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in real property, and non-qualifying loans, which are all other loans. The bad debt reserve deduction with respect to non-qualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method").

         Bankshares has elected to use the method that results in the greatest deduction for federal income tax purposes, which historically has been the percentage of taxable income method. The amount of the bad debt deduction that a thrift institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the full deduction is available only if at least 60% of the institution's assets fall within certain designated categories. Second, under the percentage of taxable income method the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable years exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year does not exceed 6% of such loans outstanding at such time.

         During 1996 legislation was passed that repealed section 593 of the Internal Revenue Code for taxable years beginning after December 31, 1995.
Section 593 allowed thrift institutions, including the Association, to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for federal income tax purposes. The excess reserves (deduction based on the percentage-of-taxable income less the deduction based on the specific charge-off method) accumulated post-1987 are required to be recaptured ratably over a six year period beginning in 1996. There were no excess reserves as of December 31, 1996 and the recapture had no effect on Bankshares' statement of operations as taxes were provided for in prior years in accordance with SFAS 109, "Accounting for Income Taxes" ("SFAS 109"). The same legislation forgave the tax liability on pre-1987 accumulated bad debt reserves which would have penalized any thrift choosing to adopt a bank charter because the tax would have become due and payable. The unrecorded potential liability that was forgiven approximated $4.3 million. See Note 12 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as
Exhibit 13.

         Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the financial statements. In February 1992, the FASB issued SFAS 109. SFAS 109 was implemented by Bankshares retroactively, effective October 1, 1993. The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

         Bankshares is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds Bankshares' regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the following: (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience; and (ii) interest on certain tax-exempt bonds issued after August 7, 1986. In addition. for purposes of the new alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

Bankshares was audited by IRS for the tax year 1990 during fiscal year 1994. Based upon the audit, Bankshares received a "no-change" letter from the IRS. See Notes 1 and 12 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as exhibit 13.

STATE TAXATION

         Under the laws of the State of Florida, Bankshares and its subsidiary are generally subject to 5.5% tax on net income. The tax may be reduced by a credit of up to 65% of the tax due as a result of certain intangible taxes. The tax is deductible by Bankshares in determining its federal income tax liability. Bankshares has not been audited by the State of Florida.

PERSONNEL

         As of December 31, 1997, Bankshares had no compensated employees. Officers of Bankshares are employees of the Association and receive all compensation from the Association. Because Bankshares' only activity is holding the stock of the Association, employees of the Association perform limited duties for Bankshares.

         As of December 31, 1997, the Association had 247 full-time and 62 part-time employees. None of such employees is represented by a collective bargaining group. The Association believes its relationship with its employees to be good.

ITEM 2.  PROPERTIES
===============================================================================

         Bankshares owns no property independently from the Association. The Association conducts its business through its home office located in North Palm Beach, Florida, and 21 full service branch offices, located in Palm Beach, Martin, St. Lucie and Indian River Counties. The following table sets forth certain information concerning the home office and each branch office of the Association at December 31, 1997. The aggregate net book value of the Association's premises and equipment was $20.2 million at December 31, 1997. For additional information regarding the Association's properties, see Note 8 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.


LOCATION                                         ADDRESS                            OPENING DATE       OWNED/LEASE
--------                                         -------                            ------------       -----------
Home Office                    660 U.S. Highway l, North Palm Beach,                  02/19/88            Owned
                               Florida
BRANCH OFFICES

Riviera Beach                  2600 Broadway, Riviera Beach, Florida                  08/19/55            Owned

Tequesta                       101 N. U.S. Highway 1, Tequesta, Florida               07/19/59            Owned

Port Salerno                   5545 SE Federal Highway, Port Salerno,                 11/05/74            Owned
                               Florida

Palm Beach Gardens             9600 N. Alternate AlA,  Palm Beach                     12/19/74            Owned
                               Gardens, Florida

Jensen Beach                   1170 NE Jensen Beach Boulevard,                        01/28/75            Owned
                               Jensen Beach, Florida

Singer Island                  1100 East Blue Heron Boulevard,                        04/01/75            Owned
                               Riviera Beach, Florida

Gallery Square                 389 Tequesta Drive,  Tequesta, Florida                 01/30/76            Lease (1)

Ft. Pierce                     1050 Virginia Avenue, Ft. Pierce, Florida              07/23/85            Owned

Port St. Lucie                 1540 SE Floresta Drive,  Port St. Lucie,               07/30/84            Lease (2)
                               Florida

Martin Downs                   3102 Martin Downs Boulevard,                           07/24/85            Lease (3)
                               Palm City, Florida

Chasewood                      6350 Indiantown Road., Suite 1,                        02/26/86            Lease (4)
                               Jupiter, Florida

Bluffs                         3950 U.S. Highway 1, Jupiter, Florida                  09/18/86            Lease (5)

Village Commons                971 Village Boulevard, West Palm Beach,                06/26/89            Lease (6)
                               Florida

Hobe Sound                     11400 SE Federal Highway, Hobe Sound,                  02/05/90            Owned
                               Florida


LOCATION                                         ADDRESS                            OPENING DATE        OWNED/LEASE
--------                                         -------                            ------------        -----------

St. Lucie West                 1549 St. Lucie West Boulevard,                         06/06/94            Owned
                               Port St. Lucie, Florida

Jupiter                        520 Toney Penna Drive, Jupiter, Florida                07/10/95            Owned

PGA                            PGA Shoppes on the Green, 7102 Fairway                 04/22/96            Lease (7)
                               Drive, Palm Beach Gardens, Florida

Vero Beach                     6030 20th Street, Vero Beach, Florida                  07/21/97            Lease (8)

Hutchinson Island              4417 NE Ocean Boulevard, Jensen Beach,                 01/21/97            Lease (9)
                               Florida

Lake Worth                     5702 Lake Worth Road, Suite # 3,                       10/20/97            Lease (10)
                               Lake Worth, Florida


(1) This lease expires on December 31, 2000 and provides for a renewal option which runs through December 31, 2015.
(2) This lease expires on January 31, 1999 and provides for a renewal option which runs through January 31, 2004.
(3) This lease expires on August 8, 1998 and provides for a renewal option which runs through August 8, 2004. (4)
(4) This lease expires on January 31, 1998 and provides for a renewal option which runs through January 31, 2006.
(5) This lease expires on October 31, 2001 and provides for a renewal option which runs through October 31, 2016.
(6) This lease expires on June 25, 2004 and provides for a renewal option which runs through June 25, 2014.
(7) This lease expires on December 31, 2000 and provides for a renewal option which runs through December 31, 2005. There is an option to purchase the land which is exerciseable through June 30, 1999.
(8) This lease expires on July 1, 2002 and provides for a renewal option which runs through July 1, 2017. There is an option to purchase the land exerciseable on July 1, 2002.
(9) This lease expires on June 30, 1999 and provides for a renewal option which runs through December 31, 2002.
(10) This lease expires on March 1, 2000 and provides for a renewal option which runs through August 1, 2002.

ITEM 3.  LEGAL PROCEEDINGS
===============================================================================

         There are various claims and lawsuits in which Bankshares is periodically involved incident to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. See Note 13 in the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
===============================================================================

         The Association held a Special Meeting of Shareholders on September 24, 1997 to vote on the proposal to adopt the Agreement and Plan of Reorganization pursuant to which the Association reorganized into a two-tier holding company structure. Of the 5,090,120 shares eligible to vote, holders of 4,153,712 shares or 81.6%, including 2,620,144 shares owned by ComFed, were represented in person or by proxy at the meeting.

         The votes cast produced the following result:

                                 Number of Votes
-------------------------------------------------------------------------------
       FOR                            AGAINST                      ABSTAIN
       ---                            -------                      -------
     4,119,753                         13,056                       20,903


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER  MATTERS
===============================================================================

         Bankshares had 5,094,920 issued and outstanding shares at December 31, 1997. For information concerning the market for Bankshares' common stock, see the section captioned "Corporate Information" in Bankshares' Annual Report which is incorporated herein by reference.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
===============================================================================

         The "Financial Highlights" section of Bankshares' Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===============================================================================

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Bankshares' Annual Report is incorporated herein by reference.


ITEM 7-A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
===============================================================================

         Information with respect to quantitative and qualitative disclosures about market risk are incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - " Market Risk Analysis", "Market Value of Portfolio Equity" and "GAP Table" in the Annual Report.


ITEM 8.  FINANCIAL STATEMENTS
===============================================================================

         The financial statements identified in Item 14(a)(1) hereof are incorporated by reference to Bankshares' Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
===============================================================================

         Information required by this section is incorporated herein by reference from Bankshares' definitive Proxy Statement for the Annual Meeting of Shareholders dated March 20, 1998 (the "Proxy Statement"), specifically the section captioned "Ratification of Appointment of Auditors".


                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
===============================================================================

         Information concerning Directors and Executive Officers of Bankshares is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Information with Respect to Nominees for Directors, Directors Whose Term Continues and Executive Officers".


ITEM 11. EXECUTIVE COMPENSATION
===============================================================================

         Information concerning executive compensation is incorporated herein by
reference  from  the  Proxy  Statement,   specifically  the  section   captioned
"Management Compensation".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
===============================================================================

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management".


ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS
===============================================================================

         Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Indebtedness of Management and Affiliated Transactions."


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
===============================================================================

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)     Financial Statements
                    --------------------
                      Independent Auditors' Report
                      Consolidated Statements of Financial Condition,
                         December 31, 1997, 1996 and September 30, 1996
                      Consolidated Statements of Operations,
                         Year Ended December 31, 1997, Three Months Ended
                          December 1996, Years Ended September 30, 1996, 1995 and 1994.
                      Consolidated Statements of Shareholders' Equity,
                         Year Ended December 31, 1997, Three Months Ended
                          December 31, 1996, Years Ended September 30, 1996, 1995 and 1994.
                      Consolidated Statements of Cash Flows,
                         Year Ended December 31, 1997, Three Months Ended
                          December 31, 1996, Years Ended September 30, 1996, 1995 and 1994,
                      Notes to Consolidated Financial Statements.

         (a)(2)     Financial Statement Schedules
                    -----------------------------

                    No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)   Exhibits
                  --------

                  *3.1 Federal Stock Charter of Bankshares (Incorporated by reference to Exhibit 3.1 of Bankshares Form 8-K filed October 1, 1997 ("Form 8-K").

                  *3.2 Bylaws of Bankshares (Incorporated by reference to Exhibit 3.2 of the Form 8-K).

                  *4 Common Stock Certificate of Bankshares (Incorporated by reference to Exhibit 4.0 of the Form 8-K).

                  *10.1  1995 Stock  Option Plan  (Incorporated  by reference to
                         Exhibit 10.1 of Bankshares' Registration Statement on Form S-8 (file No. 333-38971) filed October 29, 1997).

                   10.2 1995 Recognition and Retention Plan for Employees and Outside Directors.

                   11.0  Statement of Computation of Earnings.

                   13    1997 Annual Report to Shareholders.

                   21    Subsidiaries  of the  Registrant - Reference is made to
                         Item 1 "Business" for the required information.

                   23    Consent of Deloitte & Touche LLP.

                   27    Financial Data Schedule.

         (b)      Reports on Form 8-K:
                  --------------------

             (1) Form 8-K Current Report filed October 1, 1997. "Changes in Control of Registrant".

             (2)  Form  8-K  Current  Report  filed  October  30,  1997.  "Other
                  Events".

             (3) Form 8-K Current Report filed November 6, 1997. "Changes in Registrant's Certifying Accountant".

         (c)      The exhibits listed under (a)(3) above are filed herewith.

         (d)      Not applicable.

         ------------------------
*                 Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COMMUNITY SAVINGS BANKSHARES, INC.


Date: March 26, 1998               By: /s/ JAMES B. PITTARD, JR.
                                       -----------------------------------------
                                           James B. Pittard, Jr.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ James B. Pittard, Jr.             By: /s/ Larry J. Baker, CPA
   ------------------------------------      ----------------------------------
       James B. Pittard, Jr., President          Larry J. Baker, CPA, Senior
         and Chief Executive Officer               Vice president, Chief
       (Principal Executive Officer)               Financial Officer and
                                                   Treasurer
                                                  (Principal Financial and
                                                   Accounting Officer)

Date:     March 26, 1998                 Date:     March 26, 1998



By: /s/ Frederick A. Teed                By: /s/ Forest C. Beaty
    -----------------------------------     -----------------------------------
        Frederick A. Teed, Chairman              Forest C. Beaty, Jr., Director
          the Board
Date:     March 26, 1998                 Date:     March 26, 1998



By:  /s/ Robert F. Cromwell              By: /s/ Karl D. Griffin
     ----------------------------------      ----------------------------------
         Robert F. Cromwell, Director            Karl D. Griffin, Director

Date:     March 26, 1998                 Date:     March 26, 1998



By:   /s/ Harold I. Stevenson
      ---------------------------------
          Harold I. Stevenson, CPA,
            Director


Date:     March 26, 1998