Form 10-Q
period 1998-03-31
COMMUNITY SAVINGS BANKSHARES INC
filed 1998-05-14
CIK 1045934

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                   ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  MARCH 31, 1998
                                 --------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ______________________

                        Commission File Number 000-29460
                                               ---------

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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212
                                                           --------------

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of May 14, 1998, there were 5,100,120 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS
Part I. Financial Information                                                               PAGE
-----------------------------                                                               ----

 Item 1.      Financial Statements
              Consolidated Statements of Financial Condition as of
              March 31, 1998 (Unaudited) and December 31, 1997                                2

              Consolidated Statements of Operations for the three months
              ended March 31, 1998 and 1997 (Unaudited)                                       3

              Consolidated Statements of Comprehensive Income for the three months
              ended March 31, 1998 and 1997 (Unaudited)                                       3

              Consolidated Statements of Changes in Shareholders' Equity for the
              three months ended March 31, 1998 (Unaudited) and
              for the year ended December 31, 1997                                            4

              Consolidated Statements of Cash Flows for the three months
              ended March 31, 1998 and 1997 (Unaudited)                                       5

              Notes to Consolidated Financial Statements (Unaudited)                          6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                     16

Part II. Other Information
--------------------------

Item 1.       Legal Proceedings                                                              16

Item 2.       Changes in Securities                                                          16

Item 3.       Default Upon Senior Securities                                                 17

Item 4.       Submission of Matters to a Vote of Security Holders                            17

Item 5.       Other Information                                                              17

Item 6.       Exhibits and Reports on Form 8-K                                               17

              Signature Page                                                                 18

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                    March 31,  December 31,
                                                                                      1998         1997
                                                                                   ---------    ---------
                                                                                         (Unaudited)
ASSETS                                                                                  (In thousands)
  Cash and cash equivalents:
    Cash and amounts due from depository institutions                              $  16,541    $  12,333
    Interest-bearing deposits                                                         43,283       13,621
                                                                                   ---------    ---------
       Total cash and cash equivalents                                                59,824       25,954

  Securities available for sale                                                      111,704      142,269
  Investments - held to maturity                                                      21,363       21,388
  Mortgage-backed and related securities - held to maturity                           44,517       46,413
  Loans receivable, net of allowance for loan losses                                 490,166      451,709
  Accrued interest receivable                                                          2,736        3,162
  Office properties and equipment, net                                                20,592       20,206
  Real estate owned, net                                                                 929          592
  Federal Home Loan Bank stock - at cost                                               3,688        3,264
  Other assets                                                                         5,091        5,176
                                                                                   ---------    ---------
       Total assets                                                                $ 760,610    $ 720,133
                                                                                   =========    =========

LIABILITIES
  Deposits                                                                         $ 586,473    $ 550,708
  Mortgage-backed bond - net                                                          16,108       16,333
  Advances from Federal Home Loan Bank                                                61,218       57,341
  Employee Stock Ownership Plan borrowings                                                --        1,424
  Advances by borrowers for taxes and insurance                                        2,951          931
  Other liabilities                                                                    8,701        9,101
  Deferred income taxes                                                                2,994        3,036
                                                                                   ---------    ---------
       Total liabilities                                                             678,445      638,874
                                                                                   ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued          --           --
  Common stock ($1 par value): 20,000,000 authorized shares; 5,100,120 and
    5,094,920 shares outstanding at March 31, 1998 and December 31, 1997,              5,100        5,095
    respectively
  Additional paid in capital                                                          30,475       30,278
  Retained income - substantially restricted                                          48,593       47,887
  Common stock purchased by Employee Stock Ownership Plan                             (1,326)      (1,424)
  Common stock issued to Recognition and Retention Plan                                 (377)        (423)
  Unrealized decrease in market value of assets available
    for sale, net of income taxes                                                       (300)        (154)
                                                                                   ---------    ---------
       Total shareholders' equity                                                     82,165       81,259
                                                                                   ---------    ---------
       Total liabilities and shareholders' equity                                  $ 760,610    $ 720,133
                                                                                   =========    =========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                           For the three months
                                                              ended March 31,
                                                             1998       1997
                                                            -------   -------
                                                               (Unaudited)
                                                              (In thousands)
Interest income:
  Real estate loans                                         $ 8,924   $ 7,688
  Consumer and commercial business loans                        446       407
  Investment securities and securities available for sale     2,644     2,371
  Mortgage-backed and related securities                        842       989
  Interest-earning deposits                                     502       565
                                                            -------   -------
     Total interest income                                   13,358    12,020
                                                            -------   -------

Interest expense:
  Deposits                                                    5,925     5,370
  Advances from Federal Home Loan Bank and other borrowings   1,374     1,078
                                                            -------   -------
     Total interest expense                                   7,299     6,448
                                                            -------   -------
Net interest income                                           6,059     5,572
Provision for loan losses                                       117        30
                                                            -------   -------
Net interest income after provision for loan losses           5,942     5,542
                                                            -------   -------

Other income:
 Servicing income and other fees                                 56        54
 NOW account and other customer fees                            822       778
 Miscellaneous                                                   56        59
                                                            -------   -------
     Total other income                                         934       891
                                                            -------   -------

Operating expense:
 Employee compensation and benefits                           2,361     2,131
 Occupancy and equipment                                      1,284     1,195
 Net loss on real estate owned                                   19         6
 Advertising and promotion                                      171       194
 Federal deposit insurance premium                               85        16
 Miscellaneous                                                1,043       751
                                                            -------   -------
     Total operating expense                                  4,963     4,293
                                                            -------   -------

Income before provision for  income taxes                     1,913     2,140
Provision for income taxes                                      681       789
                                                            -------   -------
Net income                                                  $ 1,232   $ 1,351
                                                            =======   =======
Basic earnings per share                                    $  0.25   $  0.27
                                                            =======   =======
Diluted earnings per share                                  $  0.24   $  0.27
                                                            =======   =======

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                         For the three months
                                                            ended March 31,
                                                            1998        1997
                                                           -------    -------
                                                              (Unaudited)
                                                             (In thousands)

Net income                                                 $ 1,232    $ 1,351
Other comprehensive income, net of tax:
   Change in unrealized  decrease in market
   value of assets  available for sale                        (146)      (532)
                                                           -------    -------
Comprehensive income                                       $ 1,086    $   819
                                                           =======    =======

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1997 AND
FOR THE THREE MONTHS ENDED MARCH  31, 1998

                                                                                              Unrealized
                                                                                               Increase
                                                                                            (Decrease) in
                                                           Retained     Employee Recognition Market Value
                                              Additional    Income-      Stock       and      of Assets
                                      Common    Paid In  Substantially Ownership  Retention Available for
                                      Stock     Capital   Restricted     Plan        Plan        Sale        Total
                                     ==============================================================================
                                                                  (In thousands)

Balance - December 31, 1996          $  5,090   $ 29,920   $ 44,603    $ (1,818)   $   (608)   $ (1,068)   $ 76,119
Net income for the year ended
    December 31, 1997                      --         --      5,356          --          --          --       5,356
Stock options exercised                     5         45         --          --          --          --          50
Unrealized increase in market
value of assets available for sale
    (net of income taxes)                  --         --         --          --          --         914         914
Amortization of deferred
    compensation - Employee Stock
    Ownership Plan and Recognition
    and Retention Plan                     --        313         --         394         185          --         892
Dividends declared                         --         --     (2,072)         --          --          --      (2,072)
                                     ------------------------------------------------------------------------------
Balance - December 31, 1997             5,095     30,278     47,887      (1,424)       (423)       (154)     81,259

Net income for the three  months
    ended March 31, 1998                   --         --      1,232          --          --          --       1,232
Stock options exercised                     5         53         --          --          --          --          58
Unrealized increase in market
    value of assets available
    for sale (net of income taxes)         --         --         --          --          --        (146)       (146)
Amortization of deferred
    compensation - Employee Stock
    Ownership Plan and Recognition
    and Retention Plan                     --        144         --          98          46          --         288
Dividends declared                         --         --       (526)         --          --          --        (526)
                                     ------------------------------------------------------------------------------
Balance-March 31, 1998 (unaudited)   $  5,100   $ 30,475   $ 48,593    $ (1,326)   $   (377)   $   (300)   $ 82,165
                                     ==============================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                               For the three months
                                                                                  ended March 31,
                                                                                 1998        1997
                                                                               --------    --------
                                                                                    (Unaudited)
                                                                                  (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
 Net income                                                                    $  1,232    $  1,351
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                     369         329
   ESOP and Recognition and Retention Plan compensation expense                     288         180
   Accretion of discounts, amortization of premiums, and other deferred            (856)       (383)
     yield items
   Provision for loan losses                                                        117          30
   Provision for losses and net losses (gains) on sales of real estate owned          3          (2)
   Amortization of discount on mortgage-backed bond                                 121         123
   Net gain on sale of loans and other assets                                        --         (15)
 Decrease in accrued interest receivable                                            426         116
 Decrease (increase) in other assets                                                 85      (1,043)
 Decrease in loans available for sale                                                --          70
 (Decrease) increase in other liabilities                                          (400)      2,867
                                                                               --------    --------

      Net cash provided by operating activities                                   1,385       3,623
                                                                               --------    --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
 Loan originations and principal payments on loans-net                          (20,420)     (6,077)
 Principal payments received on mortgage-backed and related securities
   and securities available for sale                                              5,955       2,709
 Principal payments received on investments-held to maturity                        419         501
 Purchases of
   Loans                                                                        (18,227)     (1,460)
   Securities available for sale                                                     --     (20,079)
   Federal Home Loan Bank stock                                                    (424)       (399)
   Office property and equipment                                                   (756)     (1,163)
 Proceeds from sales of:
   Office properties and equipment                                                   --          38
   Real estate acquired in settlement of loans                                      111         189
 Proceeds from calls or maturities of investments                                26,461       7,300
 Other investing                                                                    (58)       (119)
                                                                               --------    --------

          Net cash used for investing activities                                 (6,939)    (18,560)
                                                                               --------    --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 Net increase (decrease) in:
   NOW accounts, demand deposits, and savings accounts                           16,354      (8,490)
   Certificates of deposit                                                       19,411      15,804
 Advances from Federal Home Loan Bank                                             6,000          --
 Repayment of advances from Federal Home Loan Bank                               (2,123)     (1,588)
 Advances by borrowers for taxes and insurance                                    2,020       1,647
 ESOP loan                                                                       (1,424)        (98)
 Proceeds from exercise of stock options                                             58          --
 Payments made on mortgage-backed bond                                             (346)       (347)
 Dividends paid                                                                    (526)       (458)
                                                                               --------    --------

          Net cash provided by financing activities                              39,424      23,450
                                                                               --------    --------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                       33,870       8,513
CASH AND CASH EQUIVALENTS, beginning of period                                   25,954      42,442
                                                                               --------    --------
CASH AND CASH EQUIVALENTS, end of period                                       $ 59,824    $ 50,955
                                                                               ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION


      The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its subsidiary Community Savings, F. A. (the "Association"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Bankshares' Annual Report to Shareholders for the year ended December 31, 1997. As the Association represents Bankshares' sole investment on a consolidated basis, the interim periods presented herein are comparable to prior year financial data.


2. REORGANIZATION TO A MID-TIER HOLDING COMPANY AND CONVERSION TO STOCK FORM OF OWNERSHIP

      On September 30, 1997, the Association completed its reorganization into the two-tier form of mutual holding company ownership. Pursuant to the reorganization, the Association is now the wholly owned subsidiary of the federally chartered mid-tier stock holding company, Bankshares. Bankshares is the majority owned subsidiary of ComFed, M.H.C. ("ComFed"), a federally chartered mutual holding company. ComFed, Bankshares and the Association are chartered and regulated by the Office of Thrift Supervision ("OTS").

      The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. Bankshares' only significant asset is the common stock of the Association. Consequently, the majority of its net income is derived from the Association.


 3.   NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements has not impacted Bankshares' consolidated financial position, results of operations or cash flows, and any effect is limited to the form and content of its disclosures. Both statements were effective for the fiscal year beginning January 1, 1998.

4.    LOANS RECEIVABLE

      Loans receivable consists of the following:

                                                                                  March 31,          December 31,
                                                                                     1998                1997
                                                                                  ----------          ----------
                                                                                         (In thousands)
      Real estate loans:
        Residential 1-4 family                                                    $  377,860          $  339,117
        Residential 1-4 family held for sale
          (at lower of cost or fair value)                                                --                  --
        Residential construction loans                                                35,298              32,828
        Non-residential construction loans                                                --               2,022
        Land loans                                                                    13,516              17,117
        Multi-family loans                                                             8,824               8,800
        Commercial                                                                    61,071              59,220
                                                                                  ----------          ----------
           Total real estate loans                                                   496,569             459,104
                                                                                  ----------          ----------

      Non-real estate loans:
        Consumer loans                                                                15,435              15,694
        Commercial business                                                            4,325               3,530
                                                                                  ----------          ----------
           Total non-real estate loans                                                19,760              19,224
                                                                                  ----------          ----------
           Total loans receivable                                                    516,329             478,328

      Less:
        Undisbursed loan proceeds                                                     24,114              24,163
        Unearned discount (premium) and
          net deferred loan fees (costs)                                                (643)               (206)
        Allowance for loan losses                                                      2,692               2,662
                                                                                  ----------          ----------
      Total loans receivable, net                                                 $  490,166          $  451,709
                                                                                  ==========          ==========

      The amount of loans which had ceased accruing interest aggregated approximately $1,067,000 and $1,379,000 at March 31, 1998 and December 31, 1997, respectively. The amount of interest not accrued related to these loans was approximately $59,000 and $86,000 at March 31, 1998 and December 31, 1997, respectively.

      An analysis of the changes in the allowance for loan losses is as follows:

                                                                                           For the three months
                                                                                              ended March 31,
                                                                                            1998          1997
                                                                                          --------      --------
                                                                                              (In thousands)

      Balance, beginning of period                                                        $  2,662      $  2,542
      Provision charged to income                                                              117            30
      Losses charged to allowance                                                              (87)           --
      Recoveries                                                                                --            --
                                                                                                --            --
                                                                                          --------      --------
      Balance, end of period                                                              $  2,692      $  2,572
                                                                                          ========      ========

      The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". There were no impaired loans at March 31, 1998.


6.    REAL ESTATE OWNED


      Real estate owned consists of the following:

                                                                                         March 31,    December 31,
                                                                                            1998          1997
                                                                                          --------      --------
                                                                                              (In thousands)

       Real estate owned                                                                  $    970      $    633
       Less allowance for loss                                                                  41            41
                                                                                          --------      --------
       Total real estate owned                                                            $    929      $    592
                                                                                          ========      ========

       Changes in allowance for loss on real estate owned are as follows:

                                                                                           For the three months
                                                                                              ended March 31,
                                                                                            1998          1997
                                                                                          --------      --------

       Balance, beginning of period                                                       $     41      $     92
       Provision charged to income                                                              --            --
       Losses charged to allowance                                                              --           (43)
                                                                                          --------      --------
       Balance, end of period                                                             $     41      $     49
                                                                                          ========      ========

7.    DEPOSITS


      The weighted-average interest rates on deposits at March 31, 1998 and December 31, 1997 were 4.22% and 4.21%, respectively. Deposit accounts, by type and range of rates at March 31, 1998 and December 31, 1997, consist of the following:

                                                                               March 31,            December 31,
                                                                                 1998                   1997
                                                                             ------------           ------------
                                                                                        (In thousands)
       ACCOUNT TYPE AND RATE
       ---------------------
       Non-interest-bearing checking accounts                                     $27,851                $24,715
       NOW, Super NOW and funds transfer accounts                                  75,252                 69,862
       Passbook and statement accounts                                             32,668                 30,221
       Money market accounts                                                       84,213                 78,832
                                                                             ------------           ------------
       Total non-certificate accounts                                             219,984                203,630
                                                                             ------------           ------------

       Certificates:
        3.00% or less                                                                 999                  1,436
        3.01% - 3.99%                                                                  11                     11
        4.00% - 4.99%                                                              43,985                 35,699
        5.00% - 5.99%                                                             273,311                262,029
        6.00% - 6.99%                                                              39,416                 39,186
        7.00% - 7.99%                                                               8,767                  8,717
                                                                             ------------           ------------
       Total certificates of deposit                                              366,489                347,078
                                                                             ------------           ------------

       Total deposits                                                        $    586,473           $    550,708
                                                                             ============           ============

      Individual  deposits  greater than $100,000 at March 31, 1998 and December
      31,   1997   aggregated   approximately   $81,002,000   and   $87,257,000,
      respectively. Deposits in excess of $100,000 are not insured.


8.    CONTINGENCIES


      The Association has completed its investigation of a previously reported possible employee defalcation which apparently had been occurring for several years. The Association maintains insurance to cover possible defalcation losses with a claim deductible of $200,000. A liability for the amount of the deductible was established during the fiscal year ended September 30, 1996. The insurance company was notified of the potential claim and the insurance company acknowledged coverage. The insurance company has completed its due diligence related to the claim. The Association and the insurance company are currently negotiating the final settlement of the claim. Management does not believe that the claim will have any material adverse effect on its financial position or results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its subsidiary, Community Savings, F. A.( the "Association").

                       COMMUNITY SAVINGS BANKSHARES, INC.

Bankshares is a federally chartered mid-tier stock holding company organized in August 1997. The only significant asset of Bankshares is its investment in its wholly-owned subsidiary, the Association. Bankshares is majority owned by ComFed, M.H.C. ("ComFed"), a federally chartered mutual holding company. After the close of business on September 30, 1997, Bankshares acquired all of the issued and outstanding common stock of the Association in connection with the Association's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of the Association's common stock was converted into one share of Bankshares' common stock. At March 31, 1998, ComFed owned 2,620,144 shares of Bankshares' common stock with the remaining 2,479,976 shares owned by minority shareholders. The holding company reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

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

The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, commercial loans, mortgage-backed securities ("MBS"), and investment securities. The Association's plan is to operate as a well-capitalized, profitable and independent institution. The Association currently exceeds all regulatory capital requirements. The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the rates earned or paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

                         LIQUIDITY AND CAPITAL RESOURCES

The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings, and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives. A major portion of the Association's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 13.5% during the three months ended March 31, 1998 while liquidity ratios averaged 14.2% for the year ended December 31, 1997.


The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term  investments,  FHLB  advances,  and earnings and funds  provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $43.0 million at March 31, 1998. Other assets qualifying for liquidity outstanding at March 31, 1998 amounted to $31.1 million. For additional information about cash flows from the operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the financial statements.


Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $61.2 million at March 31, 1998.

At March 31, 1998, outstanding loan commitments totaled $20.5 million, which amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year totaled $284.8 million at
March 31, 1998. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                               FINANCIAL CONDITION

                  MARCH 31, 1998 COMPARED TO DECEMBER 31, 1997
                  --------------------------------------------

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                  March 31, December 31,  Increase
                                                    1998       1997      (Decrease)
                                                  --------   --------    ----------
                                                            (Unaudited)
                                                          (In thousands)
Assets:
   Total assets                                   $760,610   $720,133     $ 40,477
   Cash and cash equivalents                        59,824     25,954       33,870

   Securities portfolio:
      Investments- held to maturity                 21,363     21,388          (25)
      Securities available for sale                111,704    142,269      (30,565)
      Mortgage-backed and related securities-
        held to maturity                            44,517     46,413       (1,896)
                                                  --------   --------     --------
   Total securities portfolio                      177,584    210,070      (32,486)

    Loans receivable, net                          490,166    451,709       38,457
    Real estate owned, net                             929        592          337

Liabilities and Shareholders' Equity:
  Total liabilities                                678,445    638,874       39,571
  Deposits                                         586,473    550,708       35,765
  Federal Home Loan Bank advances                   61,218     57,341        3,877
  Advances by borrowers for taxes and insurance      2,951        931        2,020
  Shareholders' equity                              82,165     81,259          906


Total assets increased $40.5 million to $760.6 million at March 31, 1998, as compared to $720.1 million at December 31, 1997 primarily due to an increase of $38.5 million in the net loan portfolio to $490.2 million at March 31, 1998 from $451.7 million at December 31, 1997, and a $33.9 million increase in cash and cash equivalents to $59.8 million at March 31, 1998 from $26.0 million at December 31, 1997, partially offset by a $32.5 million net decrease in the securities portfolio (which includes securities available for sale, investment securities, and MBS) to $177.6 million at March 31, 1998 from $210.1 million at December 31, 1997. The increase in total assets was funded primarily by a $35.8 million net increase in deposits to $586.5 million at March 31, 1998 from $550.7 million at December 31, 1997. In addition, FHLB advances increased $3.9 million, totaling $61.2 million and $57.3 million at March 31, 1998 and December 31, 1997, respectively.


The securities portfolio net decrease of $32.5 million primarily reflects calls of $26.5 million of securities available for sale as well as scheduled principal reductions and amortization of premiums and discounts amounting to $6.0 million. As a result, cash and cash equivalents increased $33.9 million as the funds were not immediately reinvested.

Loans receivable increased $38.5 million as a result of continued emphasis on expanded lending activities. Loan originations of $51.4 million and purchases of $18.2 million (consisting of one- to four-family residential properties) were offset in part by repayments and other adjustments of $31.1 million.

Real estate owned increased $337,000 to $929,000 at March 31, 1998, from $592,000 at December 31, 1997, primarily due to foreclosures on six residential properties during the period, partially offset by the sale of three foreclosed residential properties.

Total liabilities increased $39.6 million to $678.4 million at March 31, 1998, from $638.9 million at December 31, 1997. Total deposits increased by $35.8 million to $586.5 million at March 31, 1998 from $550.7 million at December 31, 1997. The increase in deposits primarily reflected increased retail deposits resulting from special promotions of odd-term certificates and growth of newer branch offices as well as continued efforts to competitively price deposit accounts to enhance the Association's market share during the period.

Total equity increased to $82.2 million at March 31, 1998, from $81.3 million at December 31, 1997, reflecting net income for the three months of $1.2 million, the receipt of proceeds totaling $58,000 from the exercise of stock options, and the stock benefit plans accrual totaling $288,000, offset in part by the declaration of dividends totaling $526,000 and a net decrease in the market value of assets available for sale of $146,000. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at March 31, 1998 are as follows:

                                                                                                  To be Considered
                                                                                                         Well
                                                                                  For                Capitalized
                                                                                Capital               for Prompt
                                                                                Adequacy                Action
                                                          Actual                Purposes              Provisions
                                                          ------                --------              ----------
                                                     Ratio     Amount       Ratio     Amount       Ratio     Amount
                                                     -----     ------       -----     ------       -----     ------
                                                                       (Dollars in thousands)
As of March 31, 1998.
Total capital (to Risk-weighted Assets)               18.3%    $74,953        8.0%    $32,834       10.0%    $41,042
Core (Tier 1) Capital
 (to Adjusted Tangible-Assets)                         9.5      72,261        4.0      30,436        5.0      38,046
Tangible Capital (to Tangible Assets)                  9.5      72,261        1.5      11,414        N/A         N/A
Core (Tier 1) Capital
 (to Risk-weighted Assets)                            17.6      72,261        4.0      16,417        6.0      24,625

As  of  March  31,  1998,   tangible  assets,   adjusted  tangible  assets,  and
risk-weighted   assets  were  $760,910,000,   $760,910,000,   and  $410,419,000,
respectively

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans within the meaning of SFAS No. 15 at March 31, 1998 or December 31, 1997.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:

                                                 March 31, December 31,
                                                   1998       1997
                                                  ------     ------
                                                    (In thousands)

Non-performing loans:
Residential real estate loans:

  Loans 60 to 89 days delinquent                  $  370     $  492
  Loans more than 90 days delinquent                 920      1,344
                                                  ------     ------
    Total                                          1,290      1,836
                                                  ------     ------

Commercial and multi-family real estate loans:
  Loans 60 to 89 days delinquent                      --         --
  Loans more than 90 days delinquent                  48         --
                                                  ------     ------
    Total                                             48         --
                                                  ------     ------

Consumer and commercial business loans:
  Loans 60 to 89 days delinquent                       4         31
  Loans more than 90 days delinquent                  --         --
                                                  ------     ------
    Total                                              4         31
                                                  ------     ------

Land
  Loans 60 to 89 days delinquent                     850         35
  Loans more than 90 days delinquent                  99         --
                                                  ------     ------
    Total                                            949         35
                                                  ------     ------
Total non-performing loans                         2,291      1,902

Real estate owned net of related allowance           929        592
Loans to facilitate sale of real estate owned        154        217
                                                  ------     ------
Total non-performing assets and
  loans to facilitate sale of real estate owned   $3,374     $2,711
                                                  ======     ======

                              RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                     GENERAL

Net income for the quarter ended March 31, 1998 was $1.2 million, or $0.25 per share, a $119,000 decrease from $1.4 million, or $0.27 per share, for the quarter ended March 31, 1997. The decrease in net income was primarily the result of increases in operating expense of $670,000 and the provision for loan losses of $87,000, offset in part by the combination of a $400,000 increase in net interest income and a $108,000 decrease in the provision for income taxes.

                               NET INTEREST INCOME

Net interest income increased to $6.1 million for the quarter ended March 31, 1998 from $5.6 million for the same period in 1997 primarily as a result of a $63.5 million increase in average interest-earning assets to $694.6 million for the three months ended March 31, 1998 from $631.1 million for the same period in the prior year, reflecting the increase in the loan portfolio, and cash and cash equivalents. In addition, the average yield on interest-earning assets increased to 7.69% for the three months ended March 31, 1998 from 7.62% for the 1997 period, primarily as a result of increased average yield earned on investment securities and consumer and other loans, which was offset in part by decreased average yields on real estate loans and MBS. The increase in interest income was partially offset by a $63.3 million increase in average interest-bearing liabilities to $641.8 million for the three months ended March 31, 1998 from $578.5 million for the same period in 1997, primarily reflecting the growth of the Association's deposit portfolio. The average yield on interest-bearing liabilities increased to 4.55% for the three months ended March 31, 1998 from 4.46% for the 1997 period, primarily as a result of the increased weighted average cost of deposits to 4.18 % for the quarter ended March 31, 1998 from 4.09% for the same period in 1997. The increased cost of deposits reflects the 5.6% increase in total certificates of deposit which have a higher cost to the Association as compared to a 8.0% increase in lower costing core deposits
(consisting of checking, NOW, statement, passbook, and money market deposit accounts).

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the actual loss experience, as well as guidelines applied by the OTS and the FDIC. The provision for loan losses was $117,000 for the quarter ended March 31, 1998, as compared to $30,000 for the quarter ended March 31, 1997 primarily due to $87,000 in specific write-downs on certain non-performing loans recognized during the three months ended March 31, 1998. The allowance for loan losses as a percentage of net loans receivable was 0.55% and 0.65% at March 31, 1998 and 1997, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income increased $43,000 to $934,000 for the quarter ended March 31, 1998, from $891,000 for the same period in 1997, primarily as a result of a $44,000 increase in NOW account and other customer fees to $822,000 for the three months ended March 31, 1998 from $778,000 for the same period in 1997.

                                OPERATING EXPENSE


Operating expense increased $670,000 to $5.0 million for the three month period ended March 31, 1998 from $4.3 million for the same period in 1997. Employee compensation and benefits increased $230,000 during the quarter ended March 31, 1998 as a result of increased staffing due to branch office openings and the expanded loan production program. In addition, other increases of $89,000 in occupancy and equipment costs (also relating to the branch office openings), $69,000 in FDIC premiums, and $292,000 in miscellaneous operating expense, primarily as a result of increased loan expense occurred during the quarter ended March 31, 1998 as compared to the same quarter in 1997.


                           PROVISION FOR INCOME TAXES

The provision for income taxes was $681,000 for the three months ended March 31, 1998 as compared to $789,000 for the same period in 1997 reflecting the decrease in net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of Bankshares' asset and liability management policies as well as the potential impact of interest rate changes upon the market value of Bankshares' portfolio equity, see "Management's Discussion and Analysis - Market Risk Analysis" and -"Market Value of Portfolio Equity" in Bankshares' Annual Report to Shareholders. There has been no material change in Bankshares' asset and liability position or the market value of Bankshares' portfolio equity since December 31, 1997.


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS

         There are various claims and lawsuits in which Bankshares or the Association are periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Bankshares held its Annual Meeting of Shareholders on April 22, 1998. Of the 5,100,120 shares eligible to vote, 4,741,340 shareholders or 93.0%, including 2,620,144 shares owned by ComFed, M. H. C., were represented in person or by proxy at the meeting.

         The votes cast produced the following results:

                      Election of Directors for
                     a three year term expiring                                            Number Of Votes
                               in 2000                                                  For            Withheld
                 ------------------------------------                                   ---            --------
                 Forest C. Beaty, Jr.                                                4,698,690          42,650
                 Frederick A. Teed                                                   4,695,982          45,358

                                                                               Number of Votes
                                                         -----------------------------------------------------------
                                                                  For                Withheld           Abstain
                                                                  ---                --------           -------
                 Ratification of Crowe, Chizek
                 and Company LLP as
                 independent auditors for
                 fiscal year 1998                              4,717,229                 8,478          15,633

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         None during the reporting period.

(b)      CURRENT REPORTS ON FORM 8-K.

         Form 8-K Current Report filed April 3, 1998.
         "Changes in Registrant's Certifying Accountant".

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     COMMUNITY SAVINGS BANKSHARES, INC.




                                     /s/ JAMES B. PITTARD, JR.
                                     -----------------------------------------
Date:         May 14, 1998               James B. Pittard, Jr.
                                         President and Chief Executive Officer


Date:         May 14, 1998           /s/ LARRY J. BAKER
                                     -----------------------------------------
                                         Larry J. Baker
                                         Senior Vice President and Treasurer