Form 10-Q
period 1998-06-30
COMMUNITY SAVINGS BANKSHARES INC
filed 1998-08-13
CIK 1045934

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  JUNE 30, 1998
                                 -------------

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

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 11, 1998, there were 5,103,960 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

 PART I. FINANCIAL INFORMATION                                                                      PAGE
 -----------------------------                                                                      ----
 Item 1.   Financial Statements
           Consolidated Statements of Financial Condition as of
           June 30, 1998 (Unaudited) and December 31, 1997                                            2

           Consolidated Statements of Operations (Unaudited) for the three and six  months
           ended June 30, 1998 and 1997                                                               3

           Consolidated Statements of Comprehensive Income (Unaudited) for the three and six
           months ended June 30, 1998 and 1997                                                        4

           Consolidated Statements of Changes in Shareholders'  Equity
           for the six months ended June 30, 1998 (Unaudited) and
           for the year ended December 31, 1997                                                       5

           Consolidated Statements of Cash Flows (Unaudited) for the six months
           ended June 30, 1998 and 1997                                                               6

           Notes to Consolidated Financial Statements (Unaudited)                                     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                 11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                20

PART II. OTHER INFORMATION
--------------------------

Item 1.    Legal Proceedings                                                                         20

Item 2.    Changes in Securities                                                                     20

Item 3.    Default Upon Senior Securities                                                            21

Item 4.    Submission of Matters to a Vote of Security Holders                                       21

Item 5.    Other Information                                                                         21

Item 6.    Exhibits and Reports on Form 8-K                                                          22

           Signature Page                                                                            23

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                                   June 30,    December 31,
                                                                                     1998         1997
                                                                                   ---------    ---------
                                                                                  (Unaudited)
                                                                                       (In thousands)
ASSETS
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                             $  16,477    $  12,333
     Interest-bearing deposits                                                        30,948       13,621
                                                                                   ---------    ---------
        Total cash and cash equivalents                                               47,425       25,954

  Securities available for sale                                                       91,316      142,269
  Investments - held to maturity                                                      21,443       21,388
  Mortgage-backed and related securities - held to maturity                           41,884       46,413
  Loans receivable, net of allowance for loan losses                                 527,375      451,709
  Accrued interest receivable                                                          2,725        3,162
  Office properties and equipment, net                                                22,157       20,206
  Real estate owned, net                                                                 711          592
  Federal Home Loan Bank stock - at cost                                               3,782        3,264
  Other assets                                                                         6,670        5,176
                                                                                   ---------    ---------
        Total assets                                                               $ 765,488    $ 720,133
                                                                                   =========    =========

LIABILITIES
  Deposits                                                                         $ 574,383    $ 550,708
  Mortgage-backed bond - net                                                          15,883       16,333
  Advances from Federal Home Loan Bank                                                75,630       57,341
  Employee Stock Ownership Plan borrowing                                                 --        1,424
  Advances by borrowers for taxes and insurance                                        5,467          931
  Other liabilities                                                                    8,077        9,101
  Deferred income taxes                                                                2,970        3,036
                                                                                   ---------    ---------
        Total liabilities                                                            682,410      638,874
                                                                                   ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued          --           --
  Common stock ($1 par value): 20,000,000 authorized shares; 5,100,120 and
     5,094,920 shares outstanding at June 30, 1998 and December 31, 1997,
     respectively                                                                      5,100        5,095
  Additional paid in capital                                                          30,621       30,278
  Retained income - substantially restricted                                          49,347       47,887
  Common stock purchased by Employee Stock Ownership Plan                             (1,227)      (1,424)
  Common stock issued to Recognition and Retention Plan                                 (330)        (423)
  Unrealized decrease in market value of assets available for sale, net of
    income taxes                                                                        (433)        (154)
                                                                                   ---------    ---------
        Total shareholders' equity                                                    83,078       81,259
                                                                                   ---------    ---------
        Total liabilities and shareholders' equity                                 $ 765,488    $ 720,133
                                                                                   =========    =========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 1998 AND 1997

                                                             For the three months     For the six months
                                                                ended June 30,          ended June 30,
                                                               1998        1997        1998        1997
                                                             --------    --------    --------    --------
                                                                              (Unaudited)
                                                                             (In thousands)
Interest income:
  Real estate loans                                          $  9,453    $  7,791    $ 18,377    $ 15,479
  Consumer and commercial business loans                          467         410         913         817

  Investment securities and securities available for sale       2,111       2,909       4,754       5,280
  Mortgage-backed and related securities                          794       1,021       1,637       2,010
  Interest-earning deposits                                       644         426       1,146         991
                                                             --------    --------    --------    --------
     Total interest income                                     13,469      12,557      26,827      24,577
                                                             --------    --------    --------    --------

Interest expense:
  Deposits                                                      6,051       5,661      11,976      11,031
  Advances from Federal Home Loan Bank and borrowings
     other borrowings                                           1,305       1,152       2,679       2,229
                                                             --------    --------    --------    --------
     Total interest expense                                     7,356       6,813      14,655      13,260
                                                             --------    --------    --------    --------
Net interest income                                             6,113       5,744      12,172      11,317
Provision for loan losses                                          96          53         213          83
                                                             --------    --------    --------    --------
Net interest income after provision for loan losses             6,017       5,691      11,959      11,234
                                                             --------    --------    --------    --------

Other income:
 Servicing income and other fees                                   47         104         104         158
 NOW account and other customer fees                              855         829       1,677       1,608
 Miscellaneous                                                    (81)         38         (25)         96
                                                             --------    --------    --------    --------
     Total other income                                           821         971       1,756       1,862
                                                             --------    --------    --------    --------

Operating expense:
 Employee compensation and benefits                             2,633       2,122       4,994       4,253
 Occupancy and equipment                                        1,243       1,226       2,527       2,420
 Net (gain) loss on real estate owned                               1          (9)         20          (3)
 Advertising and promotion                                        296         238         467         432
 Federal deposit insurance premium                                 86          83         171          99
 Miscellaneous                                                    623         852       1,667       1,604
                                                             --------    --------    --------    --------
     Total operating expense                                    4,882       4,512       9,846       8,805
                                                             --------    --------    --------    --------

Income before provision for  income taxes                       1,956       2,150       3,869       4,291
Provision for income taxes                                        677         767       1,358       1,556
                                                             --------    --------    --------    --------
Net income                                                   $  1,279    $  1,383    $  2,511    $  2,735
                                                             ========    ========    ========    ========
Basic earnings per share                                     $   0.26    $   0.28    $   0.51    $   0.55
                                                             ========    ========    ========    ========
  Diluted earnings per share                                 $   0.25    $   0.27    $   0.49    $   0.54
                                                             ========    ========    ========    ========

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX  MONTHS ENDED JUNE 30, 1998 AND 1997

                                                       For the three months   For the six months
                                                          ended June 30,        ended June 30,
                                                         1998       1997       1998       1997
                                                        -------    -------   -------    -------
                                                                      (Unaudited)
                                                                     (In thousands)
Net income                                              $ 1,279    $ 1,383   $ 2,511    $ 2,735
Other comprehensive income, net of tax:
   Change in unrealized increase (decrease) in market
           value of assets available for sale              (133)     1,015      (279)       483
                                                        -------    -------   -------    -------
Comprehensive income                                    $ 1,146    $ 2,398   $ 2,232    $ 3,218
                                                        =======    =======   =======    =======

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1997 AND
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)

                                                                                                       Unrealized
                                                                                                        Increase
                                                                                                     (Decrease) in
                                                              Retained      Employee   Recognition    Market Value
                                                 Additional   Income-        Stock         and         of Assets
                                        Common    Paid In   Substantially   Ownership   Retention    Available for
                                         Stock    Capital    Restricted       Plan         Plan           Sale       Total
                                       ====================================================================================
                                                                      (In thousands)

Balance - December 31, 1996            $  5,090   $ 29,920    $ 44,603      $ (1,818)   $   (608)      $ (1,068)   $ 76,119
Net income for the year ended
    December 31, 1997                        --         --       5,356            --          --             --       5,356
Stock options exercised                       5         45          --            --          --             --          50
Unrealized increase in market value
    of assets available for sale
    (net of income taxes)                    --         --          --            --          --            914         914
Amortization of deferred
    compensation - Employee Stock
    Ownership Plan and Recognition
    and Retention Plan                       --        313          --           394         185             --         892
Dividends declared                           --         --      (2,072)           --          --             --      (2,072)
                                       ------------------------------------------------------------------------------------

Balance - December 31, 1997               5,095     30,278      47,887        (1,424)       (423)          (154)     81,259

Net income for the  six months ended
    June 30, 1998                            --         --       2,511            --          --             --       2,511
Stock options exercised                       5         45          --            --          --             --          50
Unrealized decrease in  market value
    of assets available for sale
    (net of income taxes)                    --         --          --            --          --           (279)       (279)
Amortization of deferred
    compensation - Employee Stock
    Ownership Plan and Recognition
    and Retention Plan                       --        298          --           197          93             --         588
Dividends declared                           --         --      (1,051)           --          --             --      (1,051)
                                       ------------------------------------------------------------------------------------
Balance-June 30, 1998 (unaudited)      $  5,100   $ 30,621    $ 49,347      $ (1,227)   $   (330)      $   (433)   $ 83,078
                                       ====================================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                       For the six months
                                                                                         ended June 30,
                                                                                        1998        1997
                                                                                      --------    --------
                                                                                           (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
 Net income                                                                           $  2,511    $  2,735
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                            720         677
   ESOP and Recognition and Retention Plan compensation expense                            588         371
   Accretion of discounts, amortization of premiums, and other deferred yield items     (1,531)       (766)
   Provision for loan losses                                                               213          83
   Provision for net gains on sales of real estate owned                                   (15)         (2)
   Amortization of discount on mortgage-backed bond                                        243         246
   Net loss (gain) on sale of loans and other assets                                         1         (14)
 Decrease (increase) in accrued interest receivable                                        437        (526)
 Increase in other assets                                                               (1,494)     (1,967)
 Increase in loans available for sale                                                       --         (10)
 (Decrease) increase in other liabilities                                               (1,024)        526
                                                                                      --------    --------

      Net cash provided by operating activities                                            649       1,353
                                                                                      --------    --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
 Loan originations and principal payments on loans-net                                 (37,633)    (18,406)
 Principal payments received on mortgage-backed and related securities
     and securities available for sale                                                  17,004       6,389
 Principal payments received on investments-held to maturity                               743         939
 Purchases of
   Loans                                                                               (38,307)     (2,590)
   Securities available for sale                                                            --     (41,309)
   Federal Home Loan Bank stock                                                           (518)       (399)
   Office property and equipment                                                        (2,674)     (2,756)
Proceeds from sales of:
   Office properties and equipment                                                           1          78
   Real estate acquired in settlement of loans                                             522         189
Proceeds from calls of securities available for sale                                    38,381      12,000
Proceeds from maturities of investments-held to maturity                                    --         300
                                                                                      --------    --------
Other investing                                                                            (79)       (186)
                                                                                      --------    --------

          Net cash used for investing activities                                       (22,560)    (45,751)
                                                                                      --------    --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 Net increase (decrease) in:
   NOW accounts, demand deposits, and savings accounts                                  17,571       3,445
   Certificates of deposit                                                               6,104      23,379
 Advances from Federal Home Loan Bank                                                   22,000      15,000
 Repayment of advances from Federal Home Loan Bank                                      (3,711)     (3,711)
 Advances by borrowers for taxes and insurance                                           4,536       3,776
 ESOP loan                                                                              (1,424)       (196)
 Proceeds from exercise of stock options                                                    50          --
 Payments made on mortgage-backed bond                                                    (693)       (694)
 Dividends paid                                                                         (1,051)       (973)
                                                                                      --------    --------

          Net cash provided by financing activities                                     43,382      40,026
                                                                                      --------    --------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                              21,471      (4,372)
CASH AND CASH EQUIVALENTS, beginning of period                                          25,954      42,442
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, end of period                                              $ 47,425    $ 38,070
                                                                                      ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its wholly-owned subsidiary Community Savings, F. A. (the "Association"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Bankshares' Annual Report to Shareholders for the year ended December 31, 1997. As the common stock of the Association represents Bankshares' sole investment on a consolidated basis, the interim periods presented herein are comparable to prior year financial data.

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

      The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. Bankshares' only significant asset is the common stock of the Association. Consequently, substantially all of its net income is derived from the Association.

3.    NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), issued by FASB in June 1998, must be adopted by Bankshares as of January 1, 2000. This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. Bankshares is currently in the process of evaluating the impact of SFAS No. 133 on its consolidated financial position and results of operations.

4.    LOANS RECEIVABLE

      Loans receivable consists of the following:

                                                 June 30,   December 31,
                                                  1998         1997
                                                ---------    ---------
                                               (Unaudited)
                                                    (In thousands)
      Real estate loans:
         Residential 1-4 family                 $ 419,069    $ 339,117
         Residential 1-4 family held for sale
            (at lower of cost or fair value)           --           --
         Residential construction                  42,807       32,828
         Non-residential construction               4,217        2,022
         Land                                      12,409       17,117
         Multi-family                               8,739        8,800
         Commercial                                46,147       59,220
                                                ---------    ---------
            Total real estate loans               533,388      459,104
                                                ---------    ---------

      Non-real estate loans:
         Consumer                                  15,191       15,694
         Commercial business                        5,508        3,530
                                                ---------    ---------
            Total non-real estate loans            20,699       19,224
                                                ---------    ---------
            Total loans receivable                554,087      478,328

      Less:
         Undisbursed loan proceeds                 25,134       24,163
         Unearned discount (premium) and
            net deferred loan fees (costs)         (1,189)        (206)
         Allowance for loan losses                  2,767        2,662
                                                ---------    ---------
      Total loans receivable,  net              $ 527,375    $ 451,709
                                                =========    =========

      The amount of loans which had ceased accruing interest aggregated approximately $1,366,000 and $1,379,000 at June 30, 1998 and December 31, 1997, respectively. The amount of interest not accrued related to these loans was approximately $63,000 and $86,000 at June 30, 1998 and December 31, 1997, respectively.

      An analysis of the changes in the allowance for loan losses is as follows:

                                                  For the six months
                                                    ended June 30,
                                                  1998          1997
                                                 ------        ------
                                                      (Unaudited)
                                                    (In thousands)

      Balance, beginning of period               $2,662        $2,542
      Provision charged to income                   213            83
      Losses charged to allowance                  (108)          (23)
      Recoveries                                     --            --
                                                 ------        ------
      Balance, end of period                     $2,767        $2,602
                                                 ======        ======

      The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". There were no impaired loans at June 30, 1998. Impaired loans totaled $1,044,000 with a related allowance of $252,000 at December 31, 1997.

5.    REAL ESTATE OWNED

      Real estate owned consists of the following:

                                               June 30,      December 31,
                                                 1998            1997
                                                 ----            ----
                                              (Unaudited)
                                                    (In thousands)

       Real estate owned                         $752            $633
       Less allowance for loss                     41              41
                                                 ----            ----
       Total real estate owned                   $711            $592
                                                 ====            ====

      Changes in allowance for loss on real estate owned are as follows:

                                                For the six months
                                                   ended June 30,
                                                1998           1997
                                                ----           ----
                                                     (Unaudited)
                                                   (In thousands)

       Balance, beginning of period              $41            $92
       Provision charged to income                --             --
       Losses charged to allowance                --            (43)
                                                 ---            ---
       Balance, end of period                    $41            $49
                                                 ===            ===

6.    CONTINGENCIES

      There are various claims and lawsuits in which Bankshares or the Association are periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. Reference is made to Note 13 in the Notes to Consolidated Financial Statements included in Bankshares' 1997 Annual Report.

7.    SUBSEQUENT EVENTS

      On July 29, 1998, the Boards of Directors of ComFed, Bankshares and the Association unanimously adopted a plan of conversion and agreement and plan of reorganization (the "Plan of Conversion"), pursuant to which the Association will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The Association amended the Plan of Conversion on August 13, 1998. Pursuant to the Plan of Conversion, (i) ComFed and Bankshares will be merged with and into the Association, with the Association as survivor, (ii) the Association will become a wholly owned subsidiary of a to-be-formed Delaware corporation ("New Holding Company"), (iii) the shares of common stock of Bankshares held by persons other than ComFed (whose shares will be cancelled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iv) the New Holding Company will offer and sell shares of its common stock to members of ComFed, shareholders of the Association and others in the manner and subject to the priorities set forth in the Plan of Conversion.

      The transactions contemplated by the Plan of Conversion are subject to approval of Bankshares' shareholders, the members of ComFed, and various regulatory agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its subsidiary, Community Savings, F. A.( the "Association").

                       COMMUNITY SAVINGS BANKSHARES, INC.

Bankshares is a federally chartered mid-tier stock holding company organized in August 1997. The only significant asset of Bankshares is its investment in its wholly-owned subsidiary, the Association. Bankshares is majority owned by ComFed, M.H.C. ("ComFed"), a federally chartered mutual holding company. After the close of business on September 30, 1997, Bankshares acquired all of the issued and outstanding common stock of the Association in connection with the Association's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of the Association's common stock was converted into one share of Bankshares' common stock. At June 30, 1998, ComFed owned 2,620,144 shares of Bankshares' common stock with the remaining 2,479,976 shares owned by minority shareholders. The holding company reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

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

The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, commercial loans, mortgage-backed and related securities ("MBS"), and investment securities. The Association's plan is to operate as a
well-capitalized,   profitable  and  independent  institution.  The  Association currently exceeds all regulatory capital requirements. The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the rates earned or paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

                         LIQUIDITY AND CAPITAL RESOURCES

The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings, and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives. A major portion of the Association's liquidity consists of cash and cash equivalents and interest-bearing deposits, which are a product of its operating, investing, and financing activities.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 12.2% during the six months ended June 30, 1998 while liquidity ratios averaged 14.2% for the year ended December 31, 1997.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term  investments,  FHLB  advances,  and earnings and funds  provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $30.6 million at June 30, 1998. Other assets qualifying for liquidity outstanding at June 30, 1998 amounted to $14.8 million. For additional information about cash flows from the operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $75.6 million at June 30, 1998.

At June 30, 1998, outstanding loan commitments totaled $22.1 million, which amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year totaled $241.2 million at June 30, 1998. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                               FINANCIAL CONDITION

                   JUNE 30, 1998 COMPARED TO DECEMBER 31, 1997

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                June 30,   December 31,   Increase
                                                  1998        1997       (Decrease)
                                                --------    --------      --------
                                               (Unaudited)
                                                          (In thousands)
Assets:
   Total assets                                 $765,488    $720,133      $ 45,355
   Cash and cash equivalents                      47,425      25,954        21,471

   Securities portfolio:
      Investments-held to maturity                21,443      21,388            55
      Securities available for sale               91,316     142,269       (50,953)
      Mortgage-backed and related securities-
           held to maturity                       41,884      46,413        (4,529)
                                                --------    --------      --------
   Total securities portfolio                    154,643     210,070       (55,427)
                                                ========    ========      ========

    Loans receivable, net                        527,375     451,709        75,666
    Real estate owned, net                           711         592           119

Liabilities and Shareholders' Equity:
  Total liabilities                              682,410     638,874        43,536
  Deposits                                       574,383     550,708        23,675
  Federal Home Loan Bank advances                 75,630      57,341        18,289
  Shareholders' equity                            83,078      81,259         1,819

Total assets increased $45.4 million to $765.5 million at June 30, 1998, as compared to $720.1 million at December 31, 1997 primarily due to an increase of $75.7 million in the net loan portfolio to $527.4 million at June 30, 1998 from $451.7 million at December 31, 1997, as a result of the Association's continued emphasis on expanding its lending activities. The securities portfolio (which includes securities available for sale, investment securities, and MBS) decreased $55.4 million to $154.7 million at June 30, 1998 from $210.1 million at December 31, 1997. The increase in total assets was funded primarily by a $23.7 million net increase in deposits to $574.4 million at June 30, 1998 from $550.7 million at December 31, 1997. In addition, FHLB advances increased $18.3 million, totaling $75.6 million and $57.3 million at June 30, 1998 and December 31, 1997, respectively.

The securities portfolio's net decrease of $55.4 million primarily reflects calls of $38.4 million of securities available for sale combined with scheduled principal reductions and amortization of premiums and discounts amounting to $17.0 million. As a result, cash and cash equivalents increased $21.5 million as of June 30, 1998 as compared to December 31, 1997. Such funds will be utilized to fund existing loan commitments and to support the Association's lending activities.

Loans receivable increased $75.7 million as a result of continued emphasis on expanded lending activities. Loan originations of $110.2 million and purchases of $38.3 million (consisting of whole loans secured by one- to four-family residential properties) were offset in part by repayments and other adjustments of $72.8 million.

Real estate owned increased $119,000 to $711,000 at June 30, 1998, from $592,000 at December 31, 1997, primarily due to foreclosures on 8 residential properties during the period, partially offset by the sale of 9 foreclosed residential properties.

Total liabilities increased $43.5 million to $682.4 million at June 30, 1998, from $638.9 million at December 31, 1997. Total deposits increased by $23.7 million to $574.4 million at June 30, 1998 from $550.7 million at December 31, 1997. The increase in deposits primarily reflected increased retail deposits resulting from special promotions of odd-term certificates as well as deposit growth experienced at newer branch offices. Such increase also reflected the Association's continued efforts to competitively price deposit accounts to enhance its market share during the period. In addition, a net $18.3 million increase in FHLB advances was used to partially fund the increase in the loan portfolio.

Shareholders' equity increased to $83.1 million or $16.66 per share at June 30, 1998, from $81.3 million or $16.39 per share at December 31, 1997, reflecting net income for the six months of $2.5 million, the receipt of proceeds totaling $50,000 from the exercise of stock options, and the stock benefit plans accrual totaling $588,000. Such increase was offset in part by the declaration during the period of dividends totaling $1.1 million and a net decrease in the market value of assets available for sale of $279,000. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual regulatory capital amounts and ratios at June 30, 1998 are as follows:

                                                                               To be Considered
                                                                                     Well
                                                                   For            Capitalized
                                                                 Capital           for Prompt
                                                                Adequacy             Action
                                              Actual            Purposes           Provisions
                                              ------            --------           ----------
                                          Ratio    Amount    Ratio   Amount      Ratio   Amount
                                          -----    ------    -----   ------      -----   ------
                                                    (Dollars in thousands)
As of June 30, 1998:
Total Risk-based Capital (to
  Risk-weighted Assets)                   18.1%   $76,509     8.0%   $33,913     10.0%   $42,391
Core (Tier 1) Capital
  (to Adjusted Tangible Assets)            9.6     73,742     4.0     22,972      5.0     32,287
Tangible Capital (to Tangible Assets)      9.6     73,742     1.5     11,486      N/A        N/A
Core (Tier 1) Capital
  (to Risk-weighted Assets)               17.4     73,742     4.0     16,956      6.0     25,434

As  of  June  30,  1998,   tangible  assets,   adjusted  tangible  assets,   and
risk-weighted assets were $765.7 million, $765.7 million, and $423.9 million, respectively.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan for which it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans within the meaning of SFAS No. 15 at June 30, 1998 or December 31, 1997.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:

                                                  June 30,   December 31,
                                                    1998        1997
                                                   ------      ------
                                                     (In thousands)
Non-performing loans:
Residential real estate loans:
  Loans 60 to 89 days delinquent                   $  440      $  492
  Loans more than 90 days delinquent                1,201       1,344
                                                   ------      ------
    Total                                           1,641       1,836
                                                   ------      ------

Commercial and multi-family real estate loans:
  Loans 60 to 89 days delinquent                       23          --
  Loans more than 90 days delinquent                   51          --
                                                   ------      ------
    Total                                              74          --
                                                   ------      ------

Consumer and commercial business loans:
  Loans 60 to 89 days delinquent                        7          31
  Loans more than 90 days delinquent                   50          --
                                                   ------      ------
    Total                                              57          31
                                                   ------      ------

Land
  Loans 60 to 89 days delinquent                       --          35
  Loans more than 90 days delinquent                   64          --
                                                   ------      ------
    Total                                              64          35
                                                   ------      ------
Total non-performing loans                          1,836       1,902

Real estate owned net of related allowance            711         592
Loans to facilitate sale of real estate owned         153         217
                                                   ------      ------
Total non-performing assets and
   loans to facilitate sale of real estate owned   $2,700      $2,711
                                                   ======      ======

                            YEAR 2000 CONSIDERATIONS

In order to be ready for the year 2000 (the "Year 2000 Issue"), the Association has developed a Year 2000 Action Plan (the "Action Plan") which was presented to the Audit Committee of the Board of Directors during July 1997. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of 2000 on Computer Systems." The Association's Strategic Planning Committee assigned responsibility for the Action Plan to the Year 2000 Committee which reports to the Strategic Planning Committee and the Board of Directors on a monthly basis. The Action Plan recognizes that the Association's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Association is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e. securities safekeeping services, securities pricing information, et cetera). The Year 2000 Committee is currently working with these third party vendors to assess their year 2000 readiness. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Association's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The Association currently expects such modifications and conversions and related testing to be completed by December 31, 1998. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Association.

As of June 30, 1998, the Association had contacted all of its commercial credit customers regarding the customers' awareness of the Year 2000 issue. While no assurance can be given that the customers will be Year 2000 compliant, management believes that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues.

The Association has completed its company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues are currently being formulated.

The costs of modifications to the existing software is being primarily absorbed by the third party vendors, however the Association recognized that the need exists to purchase new hardware and software. Based upon current estimates, the Association has identified $1,800,000 in total costs, including hardware, software, and other issues, for completing the Year 2000 project. Of that amount, approximately $1,226,000 and $39,000 was purchased during the twelve months ended December 31, 1997 and 1996.

                              RESULTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                     GENERAL

Net income for the quarter ended June 30, 1998 was $1.3 million, or $0.26 per share, a $104,000 decrease from $1.4 million, or $0.28 per share, for the quarter ended June 30, 1997. The decrease in net income was primarily the result of an increase in operating expense of $370,000 as well as a decrease in other income of $150,000, offset in part by a $369,000 increase in net interest income.

                               NET INTEREST INCOME

Net interest income increased to $6.1 million for the quarter ended June 30, 1998 from $5.7 million for the same period in 1997 primarily as a result of a $58.8 million increase in average interest-earning assets to $711.9 million for the three months ended June 30, 1998 from $653.1 million for the same period in the prior year, reflecting the increase in the loan portfolio, partially offset by the decrease in the securities portfolio. The average yield on interest-earning assets decreased to 7.57% for the three months ended June 30, 1998 from 7.69% for the 1997 period, primarily as a result of decreased average yield earned on real estate loans. The increase in interest income was partially offset by a $61.6 million increase in average interest-bearing liabilities to $660.3 million for the three months ended June 30, 1998 from $598.7 million for the same period in 1997, equally reflecting the growth of the Association's deposit portfolio and additional FHLB advances. The average cost on interest-bearing liabilities decreased to 4.46% for the three months ended June 30, 1998 from 4.55% for the 1997 period, primarily as a result of the decreased weighted average cost of borrowed funds to 6.48% for the quarter ended June 30, 1998 from 7.75% for the same period in 1997.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of, among other things, known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, volume and type of lending conducted by the Association and current economic conditions in its market area. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the actual loss experience, as well as guidelines applied by the OTS and the FDIC. Management reviews the adequacy of its allowance for loan losses monthly through its asset classification review. The provision for loan losses was $96,000 for the quarter ended June 30, 1998, as compared to $53,000 for the quarter ended June 30, 1997 primarily due to management's decision to increase reserves due to the growth in the loan portfolio during the period. The allowance for loan losses as a percentage of net loans receivable was 0.52% and 0.63% at June 30, 1998 and 1997, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income decreased $150,000 to $821,000 for the quarter ended June 30, 1998, from $971,000 for the same period in 1997, primarily as a result of $108,000 amortization of an affordable housing tax credit partnership during the quarter ended June 30, 1998 which did not occur in the same period 1997.

                                OPERATING EXPENSE

Operating expense increased $370,000 to $4.9 million for the three month period ended June 30, 1998 from $4.5 million for the same period in 1997. Employee compensation and benefits increased $511,000 during the quarter ended June 30, 1998 as a result of increased staffing due to branch office openings, the continued expansion of the Association's lending activities and the increased cost of stock benefit programs reflecting the increase in the market value of Bankshares' common stock. This increase was offset in part by a $229,000 decrease in miscellaneous expense during the quarter ended June 30, 1998 as a result of the reversal of $267,000 in brokers fees which were expensed during fiscal 1998 instead of capitalized according to FAS 91.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $677,000 for the three months ended June 30, 1998 as compared to $767,000 for the same period in 1997 reflecting the decrease in net income as well as the $129,000 tax benefit recognized for the affordable housing tax credit partnership.


                              RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                     GENERAL

Net income for the six months ended June 30, 1998 was $2.5 million, or $0.51 per share, a $224,000 decrease from $2.7 million, or $0.55 per share, for the six months ended June 30, 1997. The decrease in net income was primarily the result of increases in operating expense and the provision for loan losses of $1.0 million and $130,000, respectively, and a decrease in other income of $106,000, partially offset by the combination of an $855,000 increase in net interest income and a $198,000 decrease in the provision for income taxes.

                               NET INTEREST INCOME

Net interest income increased to $12.2 million for the six months ended June 30, 1998 from $11.3 million for the same period in 1997 primarily as a result of a $59.9 million increase in average interest-earning assets to $701.6 million for the six months ended June 30, 1998 from $641.7 million for the same period in the prior year. Such increase reflected an $87.4 million increase in the net loan portfolio, offset in part by a $30.6 million decrease in the Association's aggregate securities portfolio. The average yield on interest-earning assets decreased to 7.65% for the six months ended June 30, 1998 from 7.66% for the 1997 period, primarily as a result of decreased average yields on real estate loans and MBS, which was offset in part by increased average yields earned on investment securities and consumer and other loans. The increase in interest income was partially offset by a $60.8 million increase in average interest-bearing liabilities to $649.2 million for the six months ended June 30, 1998 from $588.4 million for the same period in 1997, primarily reflecting the growth of the Association's deposit portfolio and additional FHLB advances. The average yield on interest-bearing liabilities was unchanged at 4.51% for the six months ended June 30, 1998 from the 1997 period. The weighted average cost of deposits increased to 4.19 % for the six months ended June 30, 1998 from 4.15% for the same period in 1997. This increase in the cost of deposits was offset by a decrease in the cost of borrowed funds to 6.87% for the six months ended June 30, 1998 from 7.84% for the same period in 1997.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses was $213,000 for the six months ended June 30, 1998, as compared to $83,000 for the six months ended June 30, 1997. The allowance for loan losses as a percentage of net loans receivable was 0.52% and 0.63% at June 30, 1998 and 1997, respectively. In management's judgement it was prudent to increase the allowance for loan losses based upon, among other factors, the overall growth in its loan portfolio.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income decreased $106,000 to $1.8 million for the six months ended June 30, 1998, from $1.9 million for the same period in 1997. This decrease reflected the amortization of an affordable housing tax credit partnership of $140,000 during the six months ended June 30, 1998. The partnership did not begin amortizing until the second half of 1997.

                                OPERATING EXPENSE

Operating expense increased $1.0 million to $9.8 million for the six month period ended June 30, 1998 from $8.8 million for the same period in 1997. Increased employee compensation and benefits and occupancy and equipment costs accounted for the majority of such increase, increasing $741,000 and $107,000, respectively, during the six months ended June 30, 1998, as compared to the 1997 period. Additional costs related to the incentive-based loan originators were incurred during the 1998 period as a result of increased loan originations. In addition, increases in staffing and occupancy costs resulted from two additional branch offices operating in the six months ended June 30, 1998 that were not open during the same period in 1997, the requirements of the new company wide computer network, which involved new hardware and software depreciation expense and additional personnel for implementation and training, as well as the increased cost of benefit programs reflecting the increase in the market value of Bankshares' common stock.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $1.4 million for the six months ended June 30, 1998 as compared to $1.6 million for the same period in 1997 reflecting the $174,000 tax benefit received from the affordable housing tax credit partnership during the six months ended June 30, 1998 which did not occur during 1997 as well as the decrease in net income.

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


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           There are various claims and lawsuits in which Bankshares or the Association are periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. Reference is made to Note 13 in the Notes to Consolidated Financial Statements included in Bankshares' 1997 Annual Report.

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

           The votes cast produced the following results:

           Election of Directors for                                    Number of Votes
           a three year term expiring                                   ---------------
                    in 2000                                         For             Withheld
           --------------------------                               ---             --------
           Forest C. Beaty, Jr.                                  4,698,690           42,650
           Frederick A. Teed                                     4,695,982           45,358

                                                               Number of Votes
                                                  -------------------------------------------
                                                  For              Withheld          Abstain
                                                  ---              --------          -------
           Ratification of Crowe Chizek
              and Company LLP as
              independent auditors for
              fiscal year 1998                 4,717,229             8,478           15,633

ITEM 5.    OTHER INFORMATION.

On July 29, 1998, the Boards of Directors of ComFed, Bankshares and the Association unanimously adopted a plan of conversion and agreement and plan of reorganization (the "Plan of Conversion"), pursuant to which the Association will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The Association amended the Plan of Conversion on August 13, 1998. Pursuant to the Plan of Conversion, (i) ComFed and Bankshares will be merged with and into the Association, with the Association as survivor,
(ii) the Association will become a wholly owned subsidiary of a to-be-formed Delaware corporation ("New Holding Company"), (iii) the shares of common stock of Bankshares held by persons other than ComFed (whose shares will be cancelled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, and (iv) the New Holding Company will offer and sell shares of its common stock to members of ComFed, shareholders of the Association and others in the manner and subject to the priorities set forth in the Plan of Conversion.

The transactions contemplated by the Plan of Conversion are subject to approval of Bankshares' shareholders, the members of ComFed, and various regulatory agencies.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS.

           None.

(b)        CURRENT REPORTS ON FORM 8-K.

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      COMMUNITY SAVINGS BANKSHARES, INC.




Date:         August 13, 1998         /s/ James B. Pittard, Jr.
                                      -----------------------------------------
                                          James B. Pittard, Jr.
                                          President and Chief Executive Officer


Date:         August 13, 1998         /s/ Larry J. Baker
                                      -----------------------------------------
                                          Larry J. Baker
                                          Senior Vice President and Treasurer