Form 10-Q
period 1998-09-30
COMMUNITY SAVINGS BANKSHARES INC
filed 1998-11-12
CIK 1045934

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                            -------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended: September 30, 1998
                                ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ___________ to ___________

                        Commission File Number 000-29460
                                               ---------

                       COMMUNITY SAVINGS BANKSHARES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            UNITED STATES                               65-0780334
-------------------------------------        ---------------------------------
   (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

         660 US Highway One
        North Palm Beach, FL                              33408
-------------------------------------        ---------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
              OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 1998, there were 5,103,960 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

Part I. Financial Information                                                          Page
-----------------------------                                                          ----
Item 1.       Financial Statements
              Consolidated Statements of Financial Condition as of
              September 30, 1998 (Unaudited) and December 31, 1997                       2

              Consolidated Statements of Operations (Unaudited)
              for the three and nine months ended September 30, 1998 and 1997            3

              Consolidated Statements of Comprehensive Income
              (Unaudited) for the three and nine months
              ended September 30, 1998 and 1997                                          4

              Consolidated Statements of Changes in Shareholders' Equity for the
              nine months ended September 30, 1998 (Unaudited) and
              for the year ended December 31, 1997                                       5

              Consolidated Statements of Cash Flows (Unaudited) for the nine months
              ended September 30, 1998 and 1997                                          6

              Notes to Consolidated Financial Statements (Unaudited)                     7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                18

Part II. Other Information
--------------------------

Item 1.       Legal Proceedings                                                         19

Item 2.       Changes in Securities                                                     19

Item 3.       Default Upon Senior Securities                                            19

Item 4.       Submission of Matters to a Vote of Security Holders                       19

Item 5.       Other Information                                                         19

Item 6.       Exhibits and Reports on Form 8-K                                          19

              Signature Page                                                            20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                                          September 30,  December 31,
                                                                                              1998           1997
                                                                                            ---------     ---------
                                                                                                 (Unaudited)
                                                                                                (In thousands)
ASSETS
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                                      $  16,436     $  12,333
     Interest-bearing deposits                                                                 34,395        13,621
                                                                                            ---------     ---------
        Total cash and cash equivalents                                                        50,831        25,954

  Securities available for sale                                                               100,317       142,269
  Investments - held to maturity                                                               21,595        21,388
  Mortgage-backed and related securities - held to maturity                                    36,869        46,413
  Loans receivable, net of allowance for loan losses                                          540,602       451,709
  Accrued interest receivable                                                                   2,785         3,162
  Office properties and equipment, net                                                         23,822        20,206
  Real estate owned, net                                                                          705           592
  Federal Home Loan Bank stock - at cost                                                        4,722         3,264
  Other assets                                                                                  9,043         5,176
                                                                                            ---------     ---------
        Total assets                                                                        $ 791,291     $ 720,133
                                                                                            =========     =========

LIABILITIES
  Deposits                                                                                  $ 580,757     $ 550,708
  Mortgage-backed bond - net                                                                   15,657        16,333
  Advances from Federal Home Loan Bank                                                         94,043        57,341
  Employee Stock Ownership Plan borrowing                                                          --         1,424
  Advances by borrowers for taxes and insurance                                                 8,007           931
  Other liabilities                                                                             5,011         9,101
  Deferred income taxes                                                                         3,260         3,036
                                                                                            ---------     ---------
        Total liabilities                                                                     706,735       638,874
                                                                                            ---------     ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued                   --            --
  Common stock ($1 par value): 20,000,000 authorized shares; 5,103,960 and
     5,094,920 shares outstanding at September 30, 1998 and December 31, 1997, respectively     5,104         5,095
  Additional paid in capital                                                                   30,765        30,278
  Retained income - substantially restricted                                                   49,994        47,887
  Common stock purchased by Employee Stock Ownership Plan                                      (1,129)       (1,424)
  Common stock issued to Recognition and Retention Plan                                          (284)         (423)
  Unrealized decrease in market value of securities available
    for sale, net of income taxes                                                                 106          (154)
                                                                                            ---------     ---------
        Total shareholders' equity                                                             84,556        81,259
                                                                                            ---------     ---------
        Total liabilities and shareholders' equity                                          $ 791,291     $ 720,133
                                                                                            =========     =========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                               For the three months          For the nine months
                                                                ended September 30,          ended September 30,
                                                            --------------------------    --------------------------
                                                               1998            1997          1998           1997
                                                            -----------    -----------    -----------    -----------
                                                                                   (Unaudited)
                                                                                 (In thousands)
Interest income:
  Real estate loans                                         $     9,979    $     8,065    $    28,356    $    23,544
  Consumer and commercial business loans                            490            405          1,403          1,222
  Investment securities and securities available for sale         1,868          3,135          6,623          8,414
  Mortgage-backed and related securities                            837            816          2,474          2,827
  Interest-earning deposits                                         589            473          1,735          1,464
                                                            -----------    -----------    -----------    -----------
     Total interest income                                       13,763         12,894         40,591         37,471
                                                            -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                                        6,101          5,800         18,078         16,832
  Advances from Federal Home Loan Bank and borrowings
     other borrowings                                             1,640          1,236          4,319          3,464
                                                            -----------    -----------    -----------    -----------
     Total interest expense                                       7,741          7,036         22,397         20,296
                                                            -----------    -----------    -----------    -----------
Net interest income                                               6,022          5,858         18,194         17,175
Provision for loan losses                                           223            138            436            221
                                                            -----------    -----------    -----------    -----------
Net interest income after provision for loan losses               5,799          5,720         17,758         16,954
                                                            -----------    -----------    -----------    -----------

Other income:
Servicing income and other fees                                      47             46            150            204
NOW account and other customer fees                                 866            876          2,543          2,483
Net loss on sale and early maturities of securities
   available for sale                                                --             (8)            --             (8)
Gain on sale of other assets                                         --            617             --            617
Net gain on sale of loans receivable                                 --              3             --              3
Loss incurred in real estate venture                                 --            (75)            --            (75)
Miscellaneous income (loss)                                          (7)            63            (31)           160
                                                            -----------    -----------    -----------    -----------
     Total other income                                             906          1,522          2,662          3,384
                                                            -----------    -----------    -----------    -----------

Operating expense:
 Employee compensation and benefits                               2,567          2,332          7,561          6,585
 Occupancy and equipment                                          1,396          1,257          3,923          3,677
 Net gain (loss) on real estate owned                                11            (26)            30            (29)
 Advertising and promotion                                          195            115            663            547
 Federal deposit insurance premium                                   88             86            259            185
 Miscellaneous                                                      809          1,209          2,476          2,813
                                                            -----------    -----------    -----------    -----------
     Total operating expense                                      5,066          4,973         14,912         13,778
                                                            -----------    -----------    -----------    -----------

Income before provision for income taxes                          1,639          2,269          5,508          6,560
Provision for income taxes                                          401            720          1,759          2,276
                                                            -----------    -----------    -----------    -----------
Net income                                                  $     1,238    $     1,549    $     3,749    $     4,284
                                                            ===========    ===========    ===========    ===========
Basic earnings per share                                    $      0.25    $      0.31    $      0.75    $      0.85
                                                            ===========    ===========    ===========    ===========
Diluted earnings per share                                  $      0.24    $      0.30    $      0.73    $      0.84
                                                            ===========    ===========    ===========    ===========
Basic weighted average shares outstanding                     4,991,693      4,935,442      4,976,283      4,924,497
                                                            ===========    ===========    ===========    ===========
Diluted weighted average shares outstanding                   5,121,665      5,066,404      5,117,267      5,036,778
                                                            ===========    ===========    ===========    ===========

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                               For the three months    For the three months
                                                ended September 30,     ended September 30,
                                                   1998     1997           1998     1997
                                                  ------   ------         ------   ------
                                                                (Unaudited)
                                                               (In thousands)
Net income                                        $1,238   $1,549         $3,749   $4,284
Other comprehensive income, net of tax:
   Change in unrealized increase in
      market value of assets available for sale      539      445            260      928
                                                  ------   ------         ------   ------
Comprehensive income                              $1,777   $1,994         $4,009   $5,212
                                                  ======   ======         ======   ======

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1997 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

                                                                                                        Unrealized
                                                                                                         Increase
                                                                                                      (Decrease) in
                                                               Retained       Employee   Recognition   Market Value
                                                  Additional    Income-        Stock        and       of Securities
                                        Common     Paid In   Substantially   Ownership   Retention    Available for
                                         Stock     Capital    Restricted        Plan       Plan            Sale       Total
                                       ======================================================================================
                                                                                (In thousands)
Balance - December 31, 1996            $  5,090    $ 29,920    $ 44,603      $ (1,818)   $   (608)      $ (1,068)   $ 76,119
Net income for the year ended
     December 31, 1997                       --          --       5,356            --          --             --       5,356
Stock options exercised                       5          45          --            --          --             --          50
Unrealized increase in market value
     of assets available for sale
     (net of income taxes)                   --          --          --            --          --            914         914
Amortization of deferred
     compensation - Employee Stock
     Ownership Plan and Recognition
     and Retention Plan                      --         313          --           394         185             --         892
Dividends declared                           --          --      (2,072)           --          --             --      (2,072)
                                       --------------------------------------------------------------------------------------

Balance - December 31, 1997               5,095      30,278      47,887        (1,424)       (423)          (154)     81,259

Net income for the nine months ended
     September 30, 1998                      --          --       3,749            --          --             --       3,749
Stock options exercised                       9          90          --            --          --             --          99
Unrealized increase in  market value
     of assets available for sale
     (net of income taxes)                   --          --          --            --          --            260         260
Amortization of deferred
     compensation - Employee Stock
     Ownership Plan and Recognition
     and Retention Plan                      --         397          --           295         139             --         831
Dividends declared                           --          --      (1,642)           --          --             --      (1,642)
                                       --------------------------------------------------------------------------------------
Balance-September 30, 1998
     (Unaudited)                       $  5,104    $ 30,765    $ 49,994      $ (1,129)   $   (284)      $    106    $ 84,556
                                       ======================================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                    -------------------------
                                                                                        1998        1997
                                                                                      --------    --------
                                                                                           (Unaudited)
                                                                                         (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
 Net income                                                                           $  3,749    $  4,284
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                          1,092       1,049
   ESOP and Recognition and Retention Plan compensation expense                            831         603
   Accretion of discounts, amortization of premiums, and other deferred yield items     (2,000)     (1,149)
   Provision for loan losses                                                               436         221
   Provision for net gains on sales of real estate owned                                    (9)       (123)
   Amortization of discount on mortgage-backed bond                                        364         369
   Net loss on sale and early maturities of securities available for sale                   --           8
   Net loss (gain) on sale of loans and other assets                                         7        (630)
 Decrease (increase) in accrued interest receivable                                        377        (470)
 Increase in other assets                                                               (3,867)     (2,120)
 Decrease in loans available for sale                                                       --          70
 Decrease in other liabilities                                                          (4,090)       (409)
                                                                                      --------    --------

      Net cash (used for) provided by operating activities                              (3,110)      1,703
                                                                                      --------    --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
 Loan originations and principal payments on loans-net                                 (51,080)    (25,750)
 Principal payments received on mortgage-backed and related securities
     and securities available for sale                                                  33,902      10,194
 Principal payments received on investments-held to maturity                             1,012       1,438
 Purchases of:
   Loans                                                                               (38,354)     (4,463)
   Mortgage-backed and related securities                                              (20,086)         --
   Securities available for sale                                                        (5,000)    (41,309)
   Federal Home Loan Bank stock                                                         (1,458)       (399)
   Office property and equipment                                                        (4,723)     (4,933)
Proceeds from sales of:
   Office properties and equipment                                                          76         129
   Real estate acquired in settlement of loans                                             522       1,263
Proceeds from calls of securities available for sale                                    43,504      21,434
Proceeds from maturities of investments-held to maturity                                    --         300
Other investing                                                                           (211)        331
                                                                                      --------    --------

          Net cash used for investing activities                                       (41,896)    (41,765)
                                                                                      --------    --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 Net increase in:
   NOW accounts, demand deposits, and savings accounts                                  12,733       2,494
   Certificates of deposit                                                              17,316      28,092
 Advances from Federal Home Loan Bank                                                   42,000      20,000
 Repayment of advances from Federal Home Loan Bank                                      (5,298)     (5,837)
 Advances by borrowers for taxes and insurance                                           7,076       5,909
 ESOP loan                                                                              (1,424)       (294)
 Proceeds from exercise of stock options                                                    99          54
 Payments made on mortgage-backed bond                                                  (1,040)     (1,041)
 Dividends paid                                                                         (1,579)     (1,460)
                                                                                      --------    --------

          Net cash provided by financing activities                                     69,883      47,917
                                                                                      --------    --------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                              24,877       7,855
CASH AND CASH EQUIVALENTS, beginning of period                                          25,954      42,442
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, end of period                                              $ 50,831    $ 50,297
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

3.    REORGANIZATION TO STOCK HOLDING COMPANY STRUCTURE

      During July, 1998, the Boards of Directors of ComFed, Bankshares and the Association unanimously adopted a plan of conversion and agreement and plan of reorganization (the "Plan of Conversion"), pursuant to which the Association will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The Plan of Conversion was amended on August 13, 1998 and October 14, 1998. Pursuant to the Plan of Conversion, (i) ComFed and Bankshares will be merged with and into the Association, with the Association as survivor, (ii) the Association will become a wholly owned subsidiary of a newly formed Delaware corporation ("New Holding Company"), (iii) the shares of common stock of Bankshares held by persons other than ComFed (whose shares will be cancelled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, subject to certain adjustments, and (iv) the New Holding Company will offer and sell shares of its common stock to members of ComFed, shareholders of Bankshares and others in the manner and subject to the priorities set forth in the Plan of Conversion.

      The transactions contemplated by the Plan of Conversion are subject to approval of Bankshares' shareholders, the members of ComFed, and various regulatory agencies. The OTS has approved the Plan of Conversion, subject to the approval of ComFed's members and Bankshares' shareholders and the satisfaction of certain other conditions.

4.    NEW ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), issued by FASB in June 1998, must be adopted by Bankshares as of January 1, 2000. This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. Bankshares is currently in the process of evaluating the impact of SFAS No. 133 on its consolidated financial position and results of operations and has neither determined whether to adopt it earlier than required or whether any securities will be reclassified from held to maturity to available for sale upon adoption of SFAS No. 133.

5.    LOANS RECEIVABLE

      Loans receivable consists of the following:

                                              September 30,   December 31,
                                                   1998           1997
                                                ---------      ---------
                                               (Unaudited)
                                                     (In thousands)
      Real estate loans:
         Residential 1-4 family                 $ 423,346      $ 339,117
         Residential 1-4 family held for sale
            (at lower of cost or fair value)           --             --
         Residential construction                  48,188         32,828
         Non-residential construction               4,329          2,022
         Land                                      15,183         17,117
         Multi-family                               8,642          8,800
         Commercial                                47,960         59,220
                                                ---------      ---------
            Total real estate loans               547,648        459,104
                                                ---------      ---------

      Non-real estate loans:
         Consumer                                  15,531         15,694
         Commercial business                        6,313          3,530
                                                ---------      ---------
            Total non-real estate loans            21,844         19,224
                                                ---------      ---------
            Total loans receivable                569,492        478,328

      Less:
         Undisbursed loan proceeds                 27,185         24,163
         Unearned discount (premium) and
            net deferred loan fees (costs)         (1,285)          (206)
         Allowance for loan losses                  2,990          2,662
                                                ---------      ---------
      Total loans receivable,  net              $ 540,602      $ 451,709
                                                =========      =========

      The amount of loans which had ceased accruing interest aggregated approximately $1,659,000 and $1,379,000 at September 30, 1998 and December 31, 1997, respectively. The amount of interest not accrued related to these loans totalled approximately $90,000 and $86,000 at September 30, 1998 and December 31, 1997, respectively.

      An analysis of the changes in the allowance for loan losses is as follows:

                                                    For the nine months
                                                    ended September 30,
                                                   --------------------
                                                    1998          1997
                                                   ------        ------
                                                       (Unaudited)
                                                      (In thousands)

      Balance, beginning of period                 $2,662        $2,542
      Provision charged to income                     436           221
      Losses charged to allowance                    (108)         (131)
      Recoveries                                       --            --
                                                       --            --
                                                   ------        ------
      Balance, end of period                       $2,990        $2,632
                                                   ======        ======

      The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Impaired loans totaled $25,000 and $1,044,000 with related allowances of $25,000 and $252,000 at September 30, 1998 and December 31, 1997, respectively.

6.    REAL ESTATE OWNED

      Real estate owned consists of the following:

                                                September 30,   December 31,
                                                    1998            1997
                                                    ----            ----
                                                         (Unaudited)
                                                       (In thousands)

      Real estate owned                             $752            $633
      Less allowance for loss                         47              41
                                                    ----            ----
      Total real estate owned                       $705            $592
                                                    ====            ====

      Changes in the allowance for loss on real estate owned are as follows:

                                                     For the nine months
                                                     ended September 30,
                                                    ---------------------
                                                     1998            1997
                                                    -----            ----
                                                         (Unaudited)
                                                        (In thousands)

      Balance, beginning of period                   $41             $92
      Provision charged to income                      6              --
      Losses charged to allowance                     --             (43)
                                                     ---             ---
      Balance, end of period                         $47             $49
                                                     ===             ===

7.    CONTINGENCIES

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

                       COMMUNITY SAVINGS BANKSHARES, INC.

Bankshares is a federally chartered mid-tier stock holding company organized in August 1997. The only significant asset of Bankshares is its investment in its wholly-owned subsidiary, the Association. Bankshares is majority owned by ComFed, M.H.C. ("ComFed"), a federally chartered mutual holding company. After the close of business on September 30, 1997, Bankshares acquired all of the issued and outstanding common stock of the Association in connection with the Association's reorganization into the two-tier form of mutual holding company ownership. At that time, each share of the Association's common stock was converted into one share of Bankshares' common stock. At September 30, 1998, ComFed owned 2,620,144 shares of Bankshares' common stock with the remaining 2,483,816 owned by minority shareholders. The holding company reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

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

The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, commercial loans, mortgage-backed and related securities ("MBS"), and investment securities. The Association's plan is to operate as a
well-capitalized,   profitable  and  independent  institution.  The  Association currently exceeds all regulatory capital requirements. The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the rates earned or paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets. At September 30, 1998, the interest rate composition of the Association's loan portfolio consisted of 42% of adjustable-rate mortgage loans, 17% of hybrid-rate mortgage loans (which have a fixed rate for 7 or 10 years and which then convert to a one-year adjustable rate), 33% of fixed-rate mortgage loans, 3% of consumer loans, and 5% of commercial loans.

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 11.2% during the nine months ended September 30, 1998 compared to 14.2% for the year ended December 31, 1997.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term  investments,  FHLB  advances,  and earnings and funds  provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta amounted to $33.9 million at September 30, 1998. Other assets qualifying for liquidity outstanding at September 30, 1998 amounted to $12.8 million. For additional information about cash flows from the operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $94.0 million at September 30, 1998.

At September 30, 1998, outstanding loan commitments totaled $9.0 million, which amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year totaled $248.5 million at September 30, 1998. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                               FINANCIAL CONDITION

                SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31, 1997

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                    September, 30   December 31,     Increase
                                                         1998           1997        (Decrease)
                                                       --------       --------      ----------
                                                     (Unaudited)
                                                                   (In thousands)
Assets:
   Total assets                                        $791,291       $720,133       $ 71,158
   Cash and cash equivalents                             50,831         25,954         24,877

   Securities portfolio:
      Investments- held to maturity                      21,595         21,388            207
      Securities available for sale                     100,317        142,269        (41,952)
      Mortgage-backed and related securities-
           held to maturity                              36,869         46,413         (9,544)
                                                       --------       --------       --------
   Total securities portfolio                           158,781        210,070        (51,289)
                                                       ========       ========       ========

    Loans receivable, net                               540,602        451,709         88,893
    Real estate owned, net                                  705            592            113

Liabilities and Shareholders' Equity:
  Total liabilities                                     706,735        638,874         67,861

  Deposits:
      Passbook and statement savings accounts            32,652         30,221          2,431
      NOW and non interest bearing checking accounts     99,221         94,577          4,644
      Money market deposit accounts                      84,490         78,832          5,658
      Certificates of deposit                           364,394        347,078         17,316
                                                       --------       --------       --------
  Total deposits                                        580,757        550,708         30,049
                                                       ========       ========       ========

  Federal Home Loan Bank advances                        94,043         57,341         36,702
  Shareholders' equity                                   84,556         81,259          3,297

Total assets increased $71.2 million to $791.3 million at September 30, 1998 from $720.1 million at December 31, 1997 primarily due to an $88.9 million increase in the net loan portfolio as a result of the Association's continued emphasis on expanding its lending activities. The securities portfolio (which includes securities available for sale, investment securities and MBS) decreased $51.3 million primarily due to calls and normal amortization. The proceeds resulting from such calls and amortization were used in part to fund the loan originations and purchases totalling $187.5 million during the nine month period, and resulted in the $24.9 million increase in cash and cash equivalents during the period. The increase in total assets was also funded in part by a $30.0 million increase in deposits to $580.7 million at September 30, 1998 from $550.7 million at December 31, 1997. The increase in deposits primarily reflected increased retail deposits resulting from special promotions of odd-term certificates and deposit growth experienced at newer branch offices. The growth also reflected the Association's continued efforts to competitively price deposit accounts to enhance its market share. In addition, a $36.7 million net increase in FHLB advances was used to partially fund the increase in the loan portfolio as well as to purchase mortgage-backed securities. Shareholders' equity increased to $84.6 million or $16.91 per share at September 30, 1998 from $81.3 million or $16.39 per share at December 31, 1997, reflecting net income for the nine months of $3.7 million, offset primarily by dividends totalling $1.6 million declared during the nine months on the common stock held by minority shareholders. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual regulatory capital amounts and ratios at September 30, 1998 are as follows:

                                                                                    To be Considered
                                                                                          Well
                                                                      For             Capitalized
                                                                    Capital            for Prompt
                                                                   Adequacy              Action
                                                Actual             Purposes            Provisions
                                           ----------------    ----------------     ----------------
                                           Ratio     Amount    Ratio     Amount     Ratio     Amount
                                           -----     ------    -----     ------     -----     ------
                                                              (Dollars in thousands)
As of September 30, 1998:
Total risk-based capital (to
  risk-weighted assets)                    18.17%   $78,182     8.0%    $34,424     10.0%    $43,030
Core (Tier 1) capital
  (to adjusted tangible assets)             9.51     75,215     4.0      31,648      5.0      39,560
Tangible capital (to tangible assets)       9.51     75,215     1.5      11,868      N/A         N/A
Core (Tier 1) capital
  (to risk-weighted assets)                17.48     75,215     4.0      17,212      6.0      25,818

As of September 30, 1998, tangible assets, adjusted tangible assets, and risk-weighted assets were $791.2 million, $791.2 million, and $430.3 million, respectively.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan for which it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans within the meaning of SFAS No. 15 at September 30, 1998 or December 31, 1997.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:

                                                  September 30,    December 31,
                                                      1998             1997
                                                     ------           ------
                                                          (In thousands)
Non-performing loans:
Residential real estate loans:
  Loans 60 to 89 days delinquent                     $  684           $  492
  Loans more than 90 days delinquent                  1,494            1,344
                                                     ------           ------
    Total                                             2,178            1,836
                                                     ------           ------

Commercial and multi-family real estate loans:
  Loans 60 to 89 days delinquent                         --               --
  Loans more than 90 days delinquent                     52               --
                                                     ------           ------
    Total                                                52               --
                                                     ------           ------

Consumer and commercial business loans:
  Loans 60 to 89 days delinquent                         19               31
  Loans more than 90 days delinquent                     49               --
                                                     ------           ------
     Total                                               68               31
                                                     ------           ------

Land:
  Loans 60 to 89 days delinquent                         --               35
  Loans more than 90 days delinquent                     64               --
                                                     ------           ------
    Total                                                64               35
                                                     ------           ------
Total non-performing loans                            2,362            1,902

Real estate owned net of related allowance              705              592
Loans to facilitate sale of real estate owned           152              217
                                                     ------           ------
Total non-performing assets and
   loans to facilitate sale of real estate owned     $3,219           $2,711
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

The Association has identified 64 mission critical (without which the Association cannot operate) and critical (necessary applications but the Association can function for a moderate amount of time without such applications being Year 2000 complaint) applications operated by third party vendors. Of such mission critical and critical applications, the Association has been informed that a majority are already Year 2000 compliant and approximately 30% are in the process of revising and testing their systems for Year 2000 compliance. Of such 64 mission critical and critical applications, approximately 25% are provided by the Association's data service processor which has informed the Association that it expects to complete testing of its updated systems (in which testing the Association has been involved) by the end of 1998. The initial phase of testing of the data service processor's updated system was completed in October 1998 with substantially all such systems evidencing Year 2000 compliance. Substantially all of the Association's vendors of its mission critical and critical applications have provided written assurances that their products and services will be Year 2000 compliant. The Association currently expects the majority of such modifications and conversions and related testing of such systems to be completed by December 31, 1998 with any remaining ones being completed by March 31, 1999. While the Association has received assurances from such vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Association's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not Year 2000 compliant, the Association's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Association. There can be no assurance that potential systems interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Association's business, financial condition, results of operations and business prospects. Nevertheless, the Association does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

The Year 2000 issues also affect certain of the Association's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of June 30, 1998, the Association had contacted all of its commercial credit customers (69 borrowers with loans outstanding aggregating $60.1 million) regarding the customers' awareness of the Year 2000 Issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. None of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Association's exposure in the event that such borrowers do experience problems or delay becoming Year 2000 compliant.

The Association has completed its company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed for a substantial majority of its mission critical hardware and software applications as of September 15, 1998 with the remainder expected to be completed by the end of 1998. The Year 2000 Committee is reviewing substantially all mission critical test plans and contingency plans to ensure the reasonableness of the plans. Testing began on mission critical systems in October 1998 and planned completion of testing of a majority of such systems is expected by December 1998 with the remainder by March 31, 1999. The Association has completed contingency plans for more than 80% of its identified mission critical and critical applications. The Association is working to develop contingency plans for the remainder by the end of 1998 including working on contingency plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans provide documented actions to allow the Association to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Association to continue operations. Such plans may include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Association's ability to continue to operate.

The costs of modifications to the existing software is being primarily absorbed by the third party vendors, however the Association recognized that the need exists to purchase new hardware and software. Based upon current estimates, the Association has identified approximately $1.8 million in total costs, including hardware, software, and other issues, for completing the Year 2000 project. Of that amount, approximately $1.2 million and $39,000 was expensed during the years ended December 31, 1997 and 1996, respectively, with the remaining $535,000 budgeted for the year ended December 31, 1998.

                              RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                     GENERAL

Net income for the quarter ended September 30, 1998 was $1.2 million, or $0.25 basic earnings per share, a $311,000 decrease from $1.5 million, or $0.31 basic earnings per share, for the quarter ended September 30, 1997.

                               NET INTEREST INCOME

Net interest income increased to $6.0 million for the quarter ended September 30, 1998 from $5.9 million for the same period in 1997 primarily as a result of a $66.2 million increase in average interest-earning assets to $729.5 million for the three months ended September 30, 1998 from $663.3 million for the same period in the prior year, partially offset by a $71.9 million increase in average interest-bearing liabilities to $679.4 million for the quarter ended September 30, 1998 from $607.5 million for the same period in 1997 primarily reflecting the growth of the Association's deposit portfolio and additional FHLB advances. This increase related to volume was offset in part by a decrease in the interest rate spread to 2.99% for the quarter ended September 30, 1998 from 3.15% for the same period in 1997.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of, among other things, known and inherent risks in the loan portfolio, past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, volume and type of lending conducted by the Association and current economic conditions in its market area. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the actual loss experience, as well as guidelines applied by the OTS and the FDIC. Management reviews the adequacy of its allowance for loan losses monthly through its asset classification review. The provision for loan losses was $223,000 for the quarter ended September 30, 1998, as compared to $138,000 for the quarter ended September 30, 1997 primarily due to management's decision to increase the allowance due to the continued growth in the loan portfolio during fiscal 1998 which increased the inherent potential risk of loss. The allowance for loan losses as a percentage of net loans receivable was 0.55% and 0.63% at September 30, 1998 and 1997, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income decreased $616,000 to $906,000 for the quarter ended September 30, 1998, from $1.5 million for the same period in 1997, primarily as a result of a $617,000 gain on the sale of the Association's investment in its service bureau during the quarter ended September 30, 1997.

                                OPERATING EXPENSE

Operating expense increased $93,000 to $5.1 million for the three month period ended September 30, 1998 from $5.0 million for the same period in 1997. Employee compensation and benefits and occupancy and equipment expense increased $235,000 and $139,000, respectively, during the quarter ended September 30, 1998 as a result of increased staffing due to branch office openings, and the expanded loan production program. This increase was offset in part by a $400,000 decrease in miscellaneous expense. Miscellaneous expense was higher during the 1997 period primarily as a result of the recognition of a $254,000 reserve for loss on an insurance claim.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $401,000 for the three months ended September 30, 1998 as compared to $720,000 for the same period in 1997 reflecting the decrease in net income.


                              RESULTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                     GENERAL

Net income for the nine months ended September 30, 1998 was $3.7 million, or $0.75 basic earnings per share, a $535,000 decrease from $4.3 million, or $0.85 basic earnings per share, for the nine months ended September 30, 1997.

                               NET INTEREST INCOME

Net interest income increased to $18.2 million for the nine months ended September 30, 1998 from $17.2 million for the same period in 1997 primarily as a result of a $62.6 million increase in average interest-earning assets to $711.2 million for the nine months ended September 30, 1998 from $648.6 million for the same period in the prior year, partially offset by a $65.3 million increase in average interest-bearing liabilities to $659.6 million for the nine months ended September 30, 1998 from $594.4 million for the same period in 1997, primarily reflecting the growth of the Association's deposit portfolio and additional FHLB advances. This increase related to volume was offset in part by a decrease in the interest rate spread to 3.08% for the nine months ended September 30, 1998 from 3.15% for the same period in 1997.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses was $436,000 for the nine months ended September 30, 1998, as compared to $221,000 for the nine months ended September 30, 1997. The increase was due to management's decision to increase the allowance due to the continued growth in the loan portfolio during fiscal 1998 which increased the inherent potential risk of loss.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income decreased $722,000 to $2.7 million for the nine months ended September 30, 1998, from $3.4 million for the same period in 1997, primarily due to the $617,000 gain on the sale of the Association's investment in its service bureau during the 1997 period. In addition, amoritization of $211,000 of the $4.8 million affordable housing tax credit partnership was recognized in the nine months ended September 30, 1998 as compared to $74,000 during the same period in 1997. The partnership began its scheduled amortization in August 1997.

                                OPERATING EXPENSE

Operating expense increased $1.1 million to $14.9 million for the nine month period ended September 30, 1998 from $13.8 million for the same period in 1997. Increased employee compensation and benefits and occupancy and equipment costs accounted for the majority of such increase, increasing $976,000 and $246,000, respectively, during the nine months ended September 30, 1998, as compared to the 1997 period. Additional costs related to the incentive-based loan originators were incurred during the 1998 period as a result of increased loan originations. In addition, increases in staffing and occupancy costs resulted from two additional branch offices operating in the nine months ended September 30, 1998 that were not open during the same period in 1997, the requirements of the new company wide computer network, which involved new hardware and software depreciation expense and additional personnel for implementation and training, as well as the increased cost of benefit programs reflecting the increase in the market value of Bankshares' common stock. These increases were offset in part by a $337,000 decrease in miscellaneous expense primarily as a result of a $254,000 reserve for loss on an insurance claim which was recognized in the 1997 period and not repeated in the 1998 period.

                           PROVISION FOR INCOME TAXES

The  provision  for income  taxes was $1.8  million  for the nine  months  ended
September 30, 1998 as compared to $2.3 million for the same period in 1997 reflecting the $260,000 tax benefit received from the affordable housing tax credit partnership during the nine months ended September 30, 1998 as compared to $126,000 for the 1997 period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of Bankshares' asset and liability management policies as well as the potential impact of interest rate changes upon the market value of Bankshares' portfolio equity, see "Management's Discussion and Analysis - Market Risk Analysis" and -"Market Value of Portfolio Equity" in Bankshares' Annual Report to Shareholders for the year ended December 31, 1998. There has been no material change in Bankshares' asset and liability position or the market value of Bankshares' portfolio equity since December 31, 1997.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION.

              On July 29, 1998, the Boards of Directors of ComFed, Bankshares and the Association unanimously adopted a plan of conversion and agreement and plan of reorganization (the "Plan of Conversion"), pursuant to which the Association will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The Plan of Conversion was amended on August 13, 1998 and October 14, 1998. Pursuant to the Plan of Conversion,
              (i) ComFed and Bankshares will be merged with and into the Association, with the Association as survivor, (ii) the Association will become a wholly owned subsidiary of a to-be-formed Delaware corporation ("New Holding Company"), (iii) the shares of common stock of Bankshares held by persons other than ComFed (whose shares will be cancelled) will be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, subject to certain adjustments, and
              (iv) the New Holding Company will offer and sell shares of its common stock to members of ComFed, shareholders of Bankshares and others in the manner and subject to the priorities set forth in the Plan of Conversion.

              The transactions contemplated by the Plan of Conversion are subject to approval of Bankshares' shareholders, the members of ComFed, and various regulatory agencies. The OTS has approved the Plan of Conversion, subject to approval of ComFed's members and Bankshares' shareholders and the satisfaction of certain other conditions.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
 (a)          Exhibits.
              --------

              None.

 (b)          Current Reports on Form 8-K.
              ---------------------------

              Form 8-KA Amendment No. 2 and 3 filed October 11, 1998 and October
              27,  1998,  respectively.   "Changes  in  Registrant's  Certifying
              Accountant".

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         COMMUNITY SAVINGS BANKSHARES, INC.




Date:  November 12, 1998                       /s/ James B. Pittard, Jr.
                                         --------------------------------------
                                                   James B. Pittard, Jr.
                                         President and Chief Executive Officer


Date:  November 12, 1998                       /s/ Larry J. Baker
                                         --------------------------------------
                                                   Larry J. Baker
                                         Senior Vice President and Treasurer